Form 10QSB
period 2007-06-30
Boatatopia
filed 2007-08-13
CIK 1387341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2007, was 850,000 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

Boatatopia

(a Development Stage Company)

Balance Sheet

(unaudited)

June 30,
2007
Assets

Current assets:
Cash	$4,378
Total current assets	4,378

$4,378

Liabilities and Stockholders' (Deficit)

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued or outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 850,000 shares issued and outstanding	850
Additional paid in capital	16,650
(Deficit) accumulated during development stage	(13,122)
4,378

$4,378

The accompanying notes are an integral part of these financial statements.

Boatatopia

(a Development Stage Company)

Statements of Operations

(unaudited)

	For the three	January 16, 2007
	months ended	(inception) to
	June 30,	June 30,
	2007	2007

Revenue	$-	$-

Expenses:
General and administrative expenses	30	122
Professional fees	3,000	13,000
	3,030	13,122

Net (loss)	$(3,030)	$(13,122)

Weighted average number of common
shares outstanding - basic and fully diluted	850,000	840,964

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.02)

The accompanying notes are an integral part of these financial statements.

Boatatopia

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

January 16, 2007
(inception) to
June 30,
2007

Cash flows from operating activities
Net (loss)	$(13,122)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Common stock issued for services	10,000
Net cash (used) by operating activities	(3,122)

Cash flows from financing activities
Proceeds from the sale of common stock	7,500
Net cash provided by financing activities	7,500

Net increase in cash	4,378
Cash - beginning	-
Cash - ending	$4,378

Supplemental disclosures:
Interest paid	$-
Income taxes paid	$-

Non-cash transactions:
Number of shares issued for services	100,000

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan, setting up its e-commerce website, and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from January 16, 2007, (inception) through the period ended June 30, 2007 of ($13,122). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

  our current lack of working capital;

  inability to raise additional financing;

  deterioration in general or regional economic conditions;

  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

  inability to efficiently manage our operations;

  inability to achieve future sales levels or other operating results; and

  the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Registration Statement on Form SB-2 filed on February 14, 2007.

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

Since our inception on January 16, 2007 through June 30, 2007, we have not generated any revenues and have incurred a net loss of $13,122. Until January of 2007 our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital being raised in our offering has been budgeted to cover the costs associated with advertising on the internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our offering. We believe that listing fees and small amounts of equity will be sufficient to support the limited co! sts associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

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

Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to: (i) develop a business plan, and (ii) establish an operational website as soon as practical. We have accomplished the goal of developing our business plan; however, we are in the early stages of setting up an operational website capable of providing a method of advertising boats for sale, along with merchandise and boat oriented services. In order to operate our website, we will be required to have a scalable user interface and transaction processing system that is designed around industry standard architectures and externally developed non-proprietary software. The system will be required to maintain operational data records regarding dealers, used boat listings and leads generated by our listings and e-commerce partners. We do not have suffic! ient cash to enable us to complete our website development, which is an integral part of our operations. We have prepared our offering to provide the basic minimum amount of funds to provide sufficient cash for the next 12 months. If we are unsuccessful in generating the cash set forth in our offering, we will be forced into curtailing the expenditures required to complete the website, until such time as we are able to either raise the cash required privately or launch another offering. Our sole officer and director, Mr. Causey has agreed to continue his part time work until such time as there are either sufficient funds from operations, or alternatively, that funds are available through private placements or another offering in the future. We have not allocated any pay for Mr. Causey out of the funds being raised in our offering. If we were to not receive any additional funds, including the funds from our offering, we could continue in business for the next 12 months. However, we ! would not be in a position to complete the website as set forth in our business plan, or provide any significant advertisement for our customers, thus we would not anticipate any significant revenues. Since our website is operational, we can conduct business and earn revenues.

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

Stage III: Development of our business operations based upon our receipt of additional equity and/or debt in the approximate sum of $100,000 to $200,000. If, and when we raise the $100,000 in Stage III, we intend to pay our President a salary of $25,000 per year. There are no accruals for past salary, and the commencement date of such salary would not occur until such time as the additional funds (in addition to our present offering) are acquired. An additional $20,000 would be allocated toward salaries, and the balance of $55,000 would be utilized for legal, accounting, website enhancements, advertising and general office expenses. In the event an additional $100,000 were raised (in addition to the $55,000 in our offering, and $100,000 referenced above), we would allocate the 2nd $100,000 primarily to additional website enhancements, advertising, office space and additio! nal staff. We anticipate that it will take us approximately 90 days after the funding referenced in this Stage III to expand our advertising, hire personnel, and obtain office space.

Until an infusion of capital from our offering, we will not be able to complete Stage II of our Plan of Operation. We currently have insufficient capital to commence any significant advertising campaign, or complete our website. Although our website is currently operational and we are starting to place boat advertisements, our Plan of Operation is premised upon having advertising dollars available. We believe that the advertising dollars allocated in our offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern. We believe that the proceeds of our offering will enable us to maintain our operations and working capital requirements for at least the next 12 months, without taking into account any internally generated funds from operations. We! will need to raise $55,000, with net proceeds of $49,200, to comply with our business plan of operations for the next 12 months based on our capital expenditure requirements.

After our offering, we will require additional funds to maintain and expand our operations as referenced in our Stage III. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of the shares being offered in the prospectus. At this time we have no earmarked source for these funds. Additionally, there is no guarantee that we will be able to locate additional funds. In the event we are unable to locate additional funds, we will be unable to generate revenues sufficient to operate our business as planned. For example, if we receive less than $100,000 of the funds earmarked in Stage III, we would be unable to significantly expand our advertising to levels under Stage III. Alternatively we may be required to reduce the payments of salary to our President and cover legal and accounting fees require! d to continue our operations. There is still no assurance that, even with the funds from our offering, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

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

As of the date of this filing, there is no public market for our common stock. Although we plan, in the future, to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason. We have not originated contact with a market maker at this time, and do not plan on doing so until completion of our offering.

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

  Disclose certain price information about the stock;

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Boatatopia; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparat! ion of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Boatatopia are being made only in accordance with authorizations of management and directors of Boatatopia, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Boatatopia’s assets that could have a material effect on the financial statements.

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

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place. As of the end of the period covered by this report and as the time of this filing, our management does not know of any conditions that would materially imp! act our internal controls.

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

Date: August 10, 2007