Form 10QSB
period 2007-09-30
Boatatopia
filed 2007-10-29
CIK 1387341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on October 24, 2007, was 850,000 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

Boatatopia

(a Development Stage Company)

Balance Sheet

(unaudited)

September 30,
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

Boatatopia

(a Development Stage Company)

Statements of Operations

(unaudited)

	For the three	January 16, 2007
	months ended	(inception) to
	September 30,	September 30,
	2007	2007

Revenue	$-	$-

Expenses:
General and administrative expenses	30	122
Professional fees	3,000	13,000
Total expenses	3,030	13,122

Net (loss)	$(3,030)	$(13,122)

Weighted average number of common
shares outstanding - basic and fully diluted	850,000	844,186

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.02)

The accompanying notes are an integral part of these financial statements.

Boatatopia

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

January 16, 2007
(inception) to
September 30,
2007

Cash flows from operating activities
Net (loss)	$(13,122)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Common stock issued for services	10,000
Net cash (used) by operating activities	(3,122)

Cash flows from financing activities
Proceeds from the sale of common stock	7,500
Net cash provided by financing activities	7,500

Net increase in cash	4,378
Cash - beginning	-
Cash - ending	$4,378

Supplemental disclosures:
Interest paid	$-
Income taxes paid	$-

Non-cash transactions:
Common stock issued for services	$10,000

The accompanying notes are an integral part of these financial statements.

Boatatopia

(a Development Stage Company)

Notes to Financial Statements

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan, setting up its internet website, and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from January 16, 2007, (inception) through the period ended September 30, 2007 of ($13,122). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

In January 2007, the Company issued an officer of the Company 750,000 shares of its $0.001 par value common stock at a price of $0.01 per share for a total amount raised of $7,500 in exchange for the founding officer's business plan, business concept, and Website.

Boatatopia

(a Development Stage Company)

Notes to Financial Statements

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	inability to raise additional financing;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	inability to efficiently manage our operations;
•	inability to achieve future sales levels or other operating results; and
•	the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Registration Statement on Form SB-2 filed on February 14, 2007.

Item 2. Plan of Operation

Background Overview

Boatatopia is a development stage company incorporated in the State of Nevada in January of 2007. We were formed to engage in the business of marketing boats and boating products and services through our online website (www.Boatatopia.com.), in a format similar to classified advertising. In January of 2007, we commenced our planned principal operations, and therefore have no significant assets.

Since our inception on January 16, 2007 through September 30, 2007, we have not generated any revenues and have incurred a net loss of $13,122. As of September 30th, 2007, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital being raised in our offering has been budgeted to cover the costs associated with advertising on the internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our offering. We believe that listing fees and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

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

Summary of any product research and development that we will perform for the term of the plan. We do not anticipate performing any significant product research and development under our plan of operation. In lieu of product research and development we anticipate maintaining control over our advertising, especially on the Internet, to assist us in determining the allocation of our limited advertising dollars. Additionally, we are researching the various software packages available which can be modified to fit our needs.

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

Milestones:

As a result of our being a development stage company with minimal capital available, we have set strategic goals in three stages: (1) goals based upon the availability of our initial funding of $7,500 (achieved); (2) goals based upon our funding of $55,000; and (3) goals based upon our funding additional equity and or debt in the approximate sum of $100,000 to $200,000.

Stage I: Development of our business operations based upon our President’s cash investment of $7,500.

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

Until an infusion of capital from our offering, we will not be able to complete Stage II of our Plan of Operation. We currently have insufficient capital to commence any significant advertising campaign, or complete our website. Although our website is currently operational and we are starting to place boat advertisements, our Plan of Operation is premised upon having advertising dollars available. We believe that the advertising dollars allocated in our offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern. We believe that the proceeds of our offering will enable us to maintain our operations and working capital requirements for at least the next 12 months, without taking into account any internally generated funds from operations. We will need to raise $55,000, with net proceeds of $49,200, to comply with our business plan of operations for the next 12 months based on our expenditure requirements.

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

Liquidity and Capital Resources

Cash is anticipated to increase, primarily due to the receipt of funds from our offering to offset our near term cash equivalents. Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listing or some form of advertising revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered losses from operations during our operating history and our ability to continue as a going concern is dependent upon obtaining future profitable operations. Although management believes that the proceeds from the sale of securities, together with funds from operations, will be sufficient to cover anticipated cash requirements, we will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

We have one individual performing the functions of all officers and directors. This individual caused the development of our internal control procedures and is responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Date: October 26, 2007