Form 10-K
period 2007-12-31
Boatatopia
filed 2008-03-31
CIK 1387341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-140696

BOATATOPIA

(Exact name of registrant as specified in its charter)

Nevada	20-8273426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2514 Via De Pallon Circle
Henderson, Nevada	89074
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:	(702) 866-5835

Copies of Communications to:

Stoecklein Law Group

4695 MacArthur Court,

Eleventh Floor

Newport Beach, CA 92660

(949) 798-5690

Fax (949) 258-5112

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

1

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐

No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 29, 2007 (the last business day of the registrant's most recently completed second fiscal quarter) was $65,000 based on a share value of $0.10.

The number of shares of Common Stock, $0.001 par value, outstanding on March 28, 2008 was 1,400,000 shares.

2

BOATATOPIA

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2007

Index to Report

on Form 10-K

3

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Business Development Summary

Boatatopia is a development stage company incorporated in the State of Nevada in January of 2007. We were formed to engage in the business of marketing of boats and boating products and services through our online website (www.Boatatopia.com), in a format similar to classified advertising.

Subsequent to our year ended December 31, 2007, we completed funding our “best efforts, all or none” direct public offering. Now that we have funds available to us we are commencing the implementation of our market plan.

We are attempting to build Boatatopia into an Internet Boat Classified Marketplace in addition to a comprehensive consumer information website. Our principal goal is to earn revenues by uniting buyers and sellers of boats online. In order to generate revenues during the next twelve months, we must:

1. Enhance our existing website – We believe that using the Internet for a boat classified marketplace and consumer information facility will provide us a base for operating our company. We registered the domain name www.Boatatopia.com, and have developed a preliminary website, which is expected to be expanded to be more comprehensive. As a result of the recent completion of our direct public offering, we are researching the most cost effective ways to enhance our website to effectuate our business plan.

2. Develop and implement a marketing plan – Once we expand our presence on the Internet, through the enhancement of our website, we intend to devote our efforts to developing and implementing a plan to market our services to individuals and businesses. In order to promote our company and attract customers, we may advertise via the Internet in the form of banner ads, link sharing programs and search engine placements.

3. Develop and implement a comprehensive consumer information website – In addition to providing a consumer (buyers and sellers) and trade (dealers and manufacturers) a boat classified marketplace, we are seeking to develop a consumer information website. This consumer information website is intended to let shoppers research the most detailed boat information including buying and selling tips, boat reviews, boat pricing and safety information, finance, insurance and warranty programs, as well as tools for comparing boats side by side.

Boatatopia commenced listing boats in January of 2007, and as a result of its recent commencement of business activities has limited start-up operations and generated no revenues. Our operations, to date, have been devoted primarily to startup and development activities, which include the following:

•	Formation of the company;

•	Creation of our initial website, www.Boatatopia.com;

•	Research of our competition;

•	Development of our business plan;

•	Research of software to assist us in our anticipated website development;

•	Establishment of listing criteria; and

•	Market testing of preliminary listed boats.

Boatatopia is a recently established business, with temporary offices at 2514 Via de Pallon Circle, Henderson, Nevada. Our director, officer, and sole stockholder created the business as a result of his interest in boats, the aftermarket merchandising of boating accessories, and marketing. Although Boatatopia may be involved in acquiring small accessory operations in the future, or other boat advertising websites, we have no intention of other forms of mergers or acquisitions.

OUR BUSINESS

We are developing an online boat advertising platform, which is discussed below, to provide a method by which buyers and sellers of boats are brought together in an efficient format to browse, buy and sell boats to a distinct and focused customer. The boat classified marketplace being developed by us will be designed to give boat shoppers and sellers more control over the entire process of buying and selling boats by providing detailed information to make an informed buying or selling decision. Upon enhancement of our website, Boatatopia intends to have a website which will be a fully automated, topically arranged, intuitive, and easy-to-use service that supports a buying and selling experience in which sellers list boats for sale and buyers provide offers on boats in a fixed-price format.

One stop at Boatatopia.com is intended to let shoppers of boats research online before making the actual purchase. We are planning the expansion of our website, and shopping experience to let shoppers research detailed boat information including buying and selling tips, boat reviews, boat mechanical issues, boat getaways, marinas, boat pricing and safety information, finance, insurance and warranty programs, as well as tools for comparing boats side by side. Consumers will be able to list a used boat on Boatatopia.com, making it available to a potentially large online audience of boat buyers.

We intend to be an Internet destination and marketplace in the United States for buyers and sellers of used boats and for consumers seeking information regarding boating products and services, such as insurance, financing and warranties. We intend to utilize the power of the Internet to aggregate in a single location an extensive network of industry participants and a comprehensive database of boating information on boats to create an open marketplace that is local, regional and national in nature. By providing a digital marketplace, we will be able, upon full implementation, to bring boating dealers, private sellers and other industry participants, such as vendors of boating products and services and national advertisers, together with purchase-minded consumers at the moment when these consumers are directly engaged in a search for a used boat or boating products and services.

Based upon our business model, we intend to provide significant benefits to dealers, private sellers and other industry participants by enabling them to advertise, interact and transact with what we believe is a significant online consumer audience related to the used boat market.

Upon completion of enhancements, we intend our website to allow consumers to effectively navigate a large database of used boat listings in the United States, thereby optimizing their ability to find the boat of their choice in their chosen geographic area. We also intend to provide one of the most comprehensive sources of boating information, including a verity of decision tools, buying and selling tips, boat specifications and reviews, boat pricing and safety information, as well as assistance with delivery of boats, financing, insurance and warranty programs.

We believe that our website, upon full implementation, will generate leads (potential buyers requesting a phone number, directions or an e-mail address) for dealers that allow them to precisely target purchasers of used boats in a manner which is more effective than traditional media.

Our business model is being built on multiple revenue streams from a verity of industry participants interested in marketing their services to our consumer audience. We anticipate generating our revenues primarily from fees for consumer sales, dealer and consumer services. We also intend to generate revenues from facilitating boating e-commerce transactions, and eventually, online used boat auction-style trading services and national advertising.

Our objective is to build and maintain a superior online marketplace for facilitating transactions between buyers and sellers of boats. After developing a position in the market for our service, our main thrust of our strategy is to enhance our market position by growing our database of boat listings and sellers, our database of information regarding the boat searching patterns of buyers, our network of dealers and the audience of users of our website.

Inefficiencies of Traditional Used Boat Buying and Selling Methods

This highly fragmented, intensely competitive distribution system has resulted in high customer acquisition costs. Dealers operate in highly localized markets, and the competition for consumers within these local markets has resulted in increased advertising and marketing costs that continue to place downward pressure on dealer profits. Traditional advertising and promotional methods are typically able to reach only consumers in a limited local or regional geographic area, thus confining the potential payback from advertising to a specific localized audience. Traditional mass advertising media, such as newspapers, radio or television, are also inefficient because they reach many consumers who are not in the used boat market and they do not provide a means to target advertising to consumers who are likely to purchase used boats based upon their individual preferences and interests. Moreover, the costs associated with traditional mass advertising typically rise every year, generally without attendant increases in the size or precision of the audience delivery.

For the consumer, the process of buying and selling a used boat is generally viewed as an inefficient process. Although the purchase of a boat is one of the larger purchases made by most consumers, consumers historically have not had access in a single, centralized location to the information needed to research and evaluate boating purchasing decisions. In particular, many consumers express dissatisfaction with the traditional sources of boat information, such as newspaper classified advertisements or visits to a dealer, because these individual sources contain only a small percentage of the total universe of boats for sale in their local market. As a result, consumers must often make significant purchasing decisions and compromises with limited and incomplete information. At the time of a boat purchase, the consumer must also make decisions on, and deal with multiple parties to a! rrange for, other products and services such as financing, insurance and warranties, often with an insufficient number of options and inadequate available information.

The Online Used Boat Opportunity

Because of the size and fragmented nature of the used boat industry and its reliance on the exchange of information, the Internet provides an efficient platform for dealers to aggregate and disseminate information to consumers as well as to expose both consumers and dealers to an extensive range of buying and selling opportunities. Compared with traditional media, the Internet provides significant advantages to dealers and private sellers of used boats in that they have the ability to target local buyers more cost-effectively, differentiate their products and services more effectively and expand the size of their market to reach potential consumers beyond their normal trading area.

We believe that consumers are increasingly using the Internet when making purchase decisions because of the inadequacy of available information from other sources and the convenience of searching a database of aggregated information from the privacy of their home or office. While the Internet substantially increases the amount of information available for researching and evaluating boating purchasing decisions and choices, this information is often not aggregated at a central, organized source. To date, we believe that other boating-related websites that have attempted to capitalize on this market opportunity have only recently aggregated a broad and extensive participation of used boat dealers, private sellers and other industry participants; however with only a minimal focus on the boat.

The Boatatopia Solution

We believe that by providing a marketplace on the Internet where buyers and sellers of used boats and boating-related products and services can meet, negotiate and control their purchase decisions, we intend to have significantly improved the boat purchasing and selling process for both buyers and sellers. A powerful Internet marketplace can provide dealers, private sellers, vendors of boating products and services and national advertisers an effective environment for reaching an economically and geographically diverse group of targeted consumers (ie buyers or sellers of boats) who have expressed an interest in boating information by logging onto our website. Our website is being enhanced to provide consumers with a "one-stop" destination that incorporates all aspects of commerce and content related to the process for purchasing and selling used boats and boating products and serv! ices.

Significant Benefits to Dealers

If we are able to structure our website the way we envision the website in our business plan, then we believe we will provide significant benefits to dealers such as:

•

Online Consumer Audience of Boats. We believe that by offering dealers an online consumer audience of used boat shoppers that our website will provide dealers with access to a much larger and more geographically diverse consumer base than they can find through traditional, locally-oriented advertising and distribution channels.

•

Low Cost and Flexible Services. We intend to provide dealer listings and advertisements in a cost-effective manner, frequently reducing the per boat costs associated with advertising a used boat. Our website is being designed so that basic used boat listings will be posted on our website without requiring binding contracts. Enhanced listings and other promotional products such as banner advertising will be able to be purchased for various fees, which depend on contract terms. We plan on developing a listing process and user-friendly software that will allow dealers to update their listings and make changes as often as they wish, a flexibility and convenience not found in traditional advertising dependent upon fixed publishing and advertising schedules. Dealers will be able to access their listings to make these changes 24 hours a day, seven days a week through a password-protected system, and these changes will be generally posted on our website within a few hours.

•

Ability to Target Boat Purchasers. We find the ability to target specific dealer listings and advertisements to users by geography and boat year, make, model and pricing will enable our website to match demand for and supply used boat information more efficiently than any traditional distribution channel. Upon our completion of acquiring a proprietary search engine and targeting, tracking and analysis software in the future, our website is anticipated to be able to display and monitor dealer listings and advertisements that are most likely to be of interest to a specific consumer based upon his or her search criteria and zip code. As a result, dealers may experience a level of marketing precision with Boatatopia that is unavailable through traditional newspaper, radio and television advertising.

•

Wide Range of Listing and Advertising Products. We are also planning on our website to have targeted listing and advertising products together with, customer-driven search tools and functionality to facilitate effective presentation and matching of a dealer's inventory and services with the desired features and criteria of prospective buyers. In addition to posting basic used boat listings on our website free of charge, dealers will be able to purchase a wide range of online listing and advertising products, including:

-	enhanced listings, which provide a more prominent presentation of a dealer's boats similar to bold listings in the Yellow Pages;
-	inventory pages, which enable visitors to view a dealer's entire inventory of boats, one mouse click from any one of its boat listings on our website;
-	website links, which enable visitors to our website to link through to the dealer's own website;
-

website design and hosting, which provide dealers with their own prominently listed Internet address in the Boatatopia.com Dealer Directory for maximum exposure and a searchable used boat inventory database;

-

banner advertising, which displays a dealer's advertisement on a Web page as it is being viewed by a potential buyer determined by search criteria, including geography and boat year, make, model and pricing.

•

Access to Database of Consumer Buying Trends. Based upon the design of the software we are reviewing, we will also be able to collect, filter and report to dealers usable information on the shopping habits of used boat purchasers in a dealer's region. Additionally, we would provide dealers with monthly usage tracking reports with information on the number of boats listed on our website by a dealer, the number of times a dealer's listings are presented on a search results page and the number of leads sent to a dealer to aid dealers in further targeting their product offerings in their markets.

•

Open, Non-Exclusive Marketplace. Our business plan takes into account that we may act as a neutral intermediary that facilitates the interaction and exchange of information between dealers and potential used boat purchasers, rather than competing with the dealers directly by taking title to used boats and then selling the boats to users of our website. Dealers listing their boats on our website are not precluded from also listing their boats on other websites or through more traditional advertising methods. As a result, we will offer dealers a non-exclusive channel to target potential buyers without having to compete with us in the process. Furthermore, unlike many of our competitors, we would not compel dealers to follow specific marketing rules or policies such as "no haggle prices." By enabling all types of dealers and styles of selling to participate in our open marketplace, we would make it easy for dealers to include Boatatopia in their marketing mix.

Significant Benefits to Consumers

•

Flexible, Customer-Driven Search Process. Our website is intended to employ a specialized search engine, which will allow consumers to quickly, conveniently and easily navigate through our listings of used boats to locate boats that match their specific search criteria, including variables such as make, model, price and geographic location. Once a consumer finds the desired boat, the consumer will be provided with the seller's contact information as well as links to a wide range of detailed information about the boat, including specifications, ratings, retail and trade-in values and review by boating experts. We are planning the website to also feature a decision guide software, which will help our users choose the boat that is right for them. By completing a simple "Custom Search" question-and-answer form, users will be guided to boats that match their desires and needs. In addition, the website would also enable consumers to review boating-related products and services easily from category to category (e.g. from insurance to finance) without needless backtracking. Moreover, the consumer data captured by our database would enable us to provide customized advertising messages to consumers that may be based, for example, on the category of boat inquiries they have made.

•

Convenient and Efficient Shopping Experience. Our website, upon completion of enhancement, is intended to provide a "one-stop" shopping environment that can significantly enhance the ongoing relationship between sellers and buyers by allowing consumers to select used boats and obtain boating information conveniently in the privacy of their home or office. The website will also create a direct connection between the consumer and the relevant dealer or private seller by providing the consumer with contact information such as an e-mail address, telephone number and map with directions. Consumers will be able to obtain online access, at no charge, to the proposed comprehensive, up-to-date information on our website that they need to make an informed purchase decision. Information about boat models and options, dealer costs, safety information, used boat values and reviews and articles from such sources as Sea Sea Magazine, Powerboat Magazine, Sailing Magazine, Yachting World, Go Boating, Showboats International and Robb Report will be collected in a centralized location, providing consumers with an objective, convenient and cost-effective means to make informed purchase decisions.

•

Availability of Boating Products and Services. Traditionally, consumers have been dependent on dealers and third-party vendors for boating products and services, such as boating delivery services, slip availability, financing, insurance, warranty, boating parts and repair services. Our website is intended to offer consumers convenient access to and online connectivity with a comprehensive range of these services. In addition, we are anticipating aftermarket service offerings in the areas of repairs and maintenance by offering links to providers of these services for boats within a consumer's chosen geographic area as well as third-party reviews and editorial content. By way of example, we believe that many boat purchases occur across state lines, requiring some form of delivery service. We anticipate establishing relationships with transportation firms to assist our customers in delivery of their newly purchased boat. We believe that providing a verity of service offerings in a single location improves a consumer's ability to make a boating purchase and to research and purchase other boating products and services at the same moment, enhancing a consumer's satisfaction with our service.

•

Private Seller Listings. We will also serve consumers by enabling them, as private sellers, to list their used boats for sale on our website at minimal charge. With this listing option, private sellers make their listings available to a potentially large and geographically diverse number of potential buyers. In addition, private sellers would benefit from the ability of our website to more effectively target consumers in their geographic area than more traditional media.

Significant Benefits to Other Industry Participants

  Vendors of Boating Products and Services. We anticipate providing vendors of boating products and services with access to a large and growing number of purchase-minded consumers who, in many instances, may require insurance, financing, warranties, a slip or mooring, or other storage area for their boat or other boating products and services. Consumers seeking boating information are also often interested in, or may be specifically researching, information regarding competitive providers for their current boating products and services. Vendors of boating products and services may be able to benefit from the ability of our database and software to direct their advertised products to a targeted consumer audience, which may provide them with a competitive advantage and an opportunity to increase their product sales.

  National Advertisers. By utilizing the wide range of targeted marketing offerings of Boatatopia, national advertisers may be able to gain exposure to a targeted group of boat purchase-minded consumers at the moment when these consumers are directly engaged in a search for information regarding boating products and services on our website. We intend to establish national advertising accounts with the boating industry, however at this time no such contact has been established.

COMPETITIVE ADVANTAGES

In terms of the number of dealers, private sellers and used boat shoppers, we do not anticipate an ability to create a competitive advantage over other well established sites for some time in the future.

STRATEGY

Our objective is to build and maintain an online marketplace for facilitating transactions between buyers and sellers of used boats. We intend to accomplish our objective by pursuing the following strategic initiatives:

•	Enhance and Broaden Services, Relevant E-Commerce Offerings and Content Offerings

We anticipate offering products and services such as expanded advertising and promotional opportunities, forms of enhanced listings, dealer website services, additional finance, insurance and aftermarket services and inspection and certification services, in addition to tracking where the boat shows are being conducted. We also plan to enhance and expand the selection criteria of our customer-driven search tools by allowing searches that include desired boat trim levels, options and colors to pinpoint even more effectively the used boat of the consumer's choice. We currently do not have the required software to provide for the type of searches we anticipate; however we have commenced the evaluation process.

We intend to work with leading boating content providers, such as, Sea Magazine, Powerboat Magazine, Sailing Magazine, Yachting World, Go Boating, and Showboats International to provide consumers with product reviews and editorials, expert advice and comparisons and other information. We intend to further integrate these content offerings with our search and purchase functions by deploying new enhanced versions of our website thereby further establishing ourselves as a comprehensive, independent destination for boating information and encouraging repeat user visits. Additionally, we intend to broaden the resources available to consumers by developing relationships with other leading boating content providers.

•	Increase Brand Awareness and Consumer Traffic

We believe that building consumer and dealer awareness of the Boatatopia brand and the products and services that we offer is critical to our effort to build an Internet marketplace destination for used boat buying and selling and obtaining information regarding boating products and services. We intend to focus our consumer marketing efforts primarily on online advertising with selected high traffic Internet portals and websites. Our strategy is to further increase our brand awareness and website traffic through advertising efforts encompassing online advertising methods and appearing at select trade shows for boats.

•	Leverage Our Business Model

Our business model revolves around facilitating the interaction between buyers and sellers of used boats and other boating-related products and services. By combining an expansion of consumer traffic to our website with an expansion of the size and information content of our listing database, we expect to continue to experience rapid growth in the generation of leads for sellers and other industry participants. Unlike many of our competitors, we are developing a scalable business model characterized by multiple revenue streams, a significant portion of which are recurring in nature:

-	subscription and advertising fees from dealer services;
-	revenue from facilitating boating e-commerce transactions (such as financing, insurance, warranties and aftermarket products);
-	fees from our online used boat, auction-style trading services where we intend to utilize websites such as those operated by eBay; and
-	fees from national advertising programs, promotions and services.

Services to Consumers

We intend to offer consumers a "one-stop" shopping website with all of the information and tools a consumer needs to cover each step of the used boat shopping or selling process.

Boat Search, Selection and Listing.

Our proposed website will make the boat search, selection and listing process easy by providing a searchable database of boat listings, a user-friendly online used boat listing form and access to an auction-style website and a new boat website. More specifically, we intend to provide consumers with the following services:

•

Searchable Used Boat Listings. Search our listings database by make, model, year, price and geographic location and obtain contact information such as e-mail addresses, telephone numbers and maps with directions.

•	"Sell a Boat" Service. List a used boat on our website at minimal cost by completing our online form

•

Product Information and Consumer Tools. Our website will help consumers select the right boat for them based upon their individual preferences, price parameters and financial condition. We intend to provide consumers with expert reviews and advice relating to the boating market. More specifically, we anticipate providing consumers with the following services:

o	Decision Guide. Complete a simple "Custom Search" question-and-answer form in our interactive decision guide to find out which boat best fits the consumer's desires, needs and budget.
o

Boat Reviews and Comparisons. Review boating content materials from such leading content providers as Sea Magazine, Powerboat Magazine, Sailing Magazine, Yachting World, Go Boating, and Showboats International and Consumer's Digest to find boat reviews and buying and selling tips.

o	Pricing Guides. Obtain used boat pricing information to learn what price the consumer should pay for a used boat or what price the consumer should ask for his or her used boat.

Services to Other Industry Participants

We intend to offer other industry participants the following services on our website:

•

E-Commerce. We intend to provide boat transportation companies, finance companies, insurance companies, manufacturers and other vendors of boating products and services the ability to reach purchase-minded, or service minded consumers on our website in order to capture sales opportunities for which we receive commissions and advertising fees. More specifically, we intend to provide the following services:

o

Financing. Offer financing products and information. For example, we intend to establish financing alliances with lenders such as SunTrust Marine, Key Bank and BoatGuyz.com. We have not made contact with these product vendors at this time; however have reviewed some of their boat loan parameters.

o

Insurance. Offer insurance product and information. For example, we intend to set up an alliance for insurance providers such as Progressive Boat Loans who can provide access to an agent in the consumer's area who can answer the consumer's insurance questions and United Marine Underwriters to provide direct insurance quotes. We have not made contacts with these insurance companies at this time.

Aftermarket Goods and Services

Advertising. If we are successful with our website, we intend to provide national and regional industry participants, who sell aftermarket goods and services, with an effective, efficient and accessible website on which to promote their products and services.

Technology

In order to operate our website, we will be required to have a scalable user interface and transaction processing system that is designed around industry standard architectures and externally developed non-proprietary software, such as that provided by SAS. The system will be required to maintain operational data records regarding dealers, used boat listings and leads generated by our listings and e-commerce partners. The system will also be required to handle other aspects of the used boat shopping process, including providing dealer contact information and submitting insurance, warranty and finance inquiries, as well as other inquiries and information, to various vendors.

The system will be required to have the capability to provide dealers, advertisers and vendors with online access to information relevant to their business. For example, these vendors should be able to access a Boatatopia extranet (Dealers.Boatatopia.com) to manage their used boat inventory by adding, modifying or updating their listings, as well as uploading pictures of used boats.

Our operations will be required to provide website services 24 hours a day, seven days a week with occasional short interruptions due to maintenance or system problems, such as power failures or router failures. We will be required to have two website hosting operations for redundancy and load distribution, with two separate locations. Both of these hosting facilities will be required to be state-of-the-art with multiple redundancies for power and network components. Additionally, at each facility, our systems will be required to have redundant units such as multiple Web servers and databases. These systems are expensive and cause us a capital outlay which we currently do not have.

Competition

Each of our used boat listing services, boating products and services and content offerings competes against a verity of Internet and offline providers. Barriers to entry on the Internet are relatively low; however, most other websites do not currently offer our proposed unique blend of extensive used boat listings, boating products and services and relevant content offerings. We anticipate facing significant competition in the future from new websites that offer the same emphasis on used boat listings and services and existing websites that introduce competing services.

Boating Advertising Media

Our used boat listing services, when available, will compete against a number of websites that offer both new and used boat listings and a number of websites posting electronic classified ads. We will also be competing with traditional media companies such as newspapers (which list used boats in print classified advertisements and online databases), print magazines specializing in used boat listings and television and radio stations. Many of these traditional media competitors either alone or as part of a consortium have established or have announced plans to establish online sites incorporating their classified listings, (see Wall Street Journal Article of January 10, 2007 entitled, “Newspapers Set to Jointly Sell Ads on Web Site”.

Boating Products and Services

Our proposed boating e-commerce service offerings will, upon completion, compete against a verity of Internet and offline boating companies. There are a number of websites that offer boating products and services, some of which have substantial used boat listings and shopping information. We will also face competition indirectly from traditional offline stores that offer boating products and services similar to those proposed to be on our website.

Content Offerings

Our content offerings will compete with both Internet and offline content providers. There are a number of websites that provide similar content, such as BoatTrader.com. In addition, print content providers such as magazines, books and newspapers also provide similar content.

We believe that the principal competitive factors in attracting dealers, private sellers, boating vendors and advertisers should include:

-	a large volume of website consumer traffic;
-	an awareness of brand and dealer loyalty;
-	the demographics of boat purchasing consumers; and
-	the cost effectiveness of advertising on a website, including the ability to target advertising to specific audiences.

We believe that the principal competitive factors in attracting consumers to our website are:

-	breadth and depth of used boat listings;
-	brand awareness and loyalty;
-	ease of use;
-	website functionality, responsiveness and information;
-	a positive boat shopping experience for the consumer; and
-	quality of content, other service offerings and customer service.

Intellectual Property & Proprietary Rights

Upon completion of enhancement of our website, we will regard substantial elements of our website and underlying technology as proprietary and attempt to protect them by relying on trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods. We currently do not have any technology we consider proprietary, as we are currently in our development stage.

Employees

We are a development stage company and currently have only one part-time employee, Stephen N. Causey, who is also our sole officer and director. We look to Mr. Causey for his entrepreneurial skills and talents. It is Mr. Causey who provided us our business plan. For a discussion of Mr. Causey’s experience, please see “Director, Executive Officers, Promoters and Control Persons.” Initially Mr. Causey will coordinate all of our business operations. Mr. Causey has provided the working capital to cover our initial expense. We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees: however we do not intend to hire these individuals within the next 12 months. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

Mr. Causey is spending the time allocated to our business in handling the general business affairs of our company such as accounting issues, including review of materials presented to our auditors, working with our counsel in preparation of filing our SB-2 registration statement, and developing our business plan and overseeing the technological aspects of our business, including the analysis of various software companies capable of generating the type of software we require.

ITEM 1A.	RISK FACTORS

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

We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations through fiscal 2008. In that event, we would need to raise additional funds to continue our operations.

Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

Recent volatility in the marketplace as the result of credit availability and the recent subprime meltdown may result in less individuals desiring to purchase new boating products. At this time we are unsure as to the impact of this recent economic downturn on our new venture. On one hand we believe individuals may be more apt to selling their boats; however on the other hand we are unsure as to the potential of obtaining buyers capable of, or desirous of spending discretionary money. This could have a substantial negative impact on a business such as ours, which in turn could increase the risk of a loss of investment in our company. Such risk could cause us to seek other methods of generating revenue, in business atmospheres which are more conducive to non-discretionary spending. These ventures may or may not be involved in our current business plan concepts.

Risks Relating To Our Common Stock

There is no current public market for our common stock; therefore you may be unable to sell your securities at any time, for any reason, and at any price, resulting in a loss of your investment.

As of the date of this filing, there is no public market for our common stock. Although we have contacted an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason. We have not originated contact with a market maker at this time, and do not plan on doing so until completion of our offering.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability! to buy and sell our stock and have an adverse effect on the market for our shares.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Boatatopia; (ii) provide reasonable assurance that transactions are recorded as necessary to permit prepa! ration of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Boatatopia are being made only in accordance with authorizations of management and directors of Boatatopia, and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Boatatopia’s assets that could have a material effect on the financial statements.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently maintain an office at 2514 Via de Pallon Circle, Henderson, NV 89074. We have no monthly rent, nor do we accrue any expense for monthly rent. Mr. Causey, our sole officer and director, and our full time employee provides us his home in which we conduct business on our behalf. Mr. Causey does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

As a result of our method of operations and business plan we do not require personnel other than Mr. Causey to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Boatatopia did not submit any matters to vote of its stockholders in the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

We have filed for inclusion of our common stock on the Over-the-Counter Bulletin Board; however, there can be no assurance that FINRA will approve the inclusion of the common stock. Prior to the effective date of this offering, our common stock was not traded.

Holders of Common Stock

As of March 28, 2008, we had approximately 52 stockholders of record of the 1,400,000 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Recent Sales of Unregistered Securities

Subsequent Issuances

We have no recent sales of unregistered securities; however in February of 2008, we sold 550,000 shares of our common stock to 49 investors for a total purchase price of $55,000. The 550,000 shares were issued on March 20, 2008 and were registered in a Registration Statement on Form SB-2 (declared effective by the SEC on March 1, 2007).

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	PLAN OF OPERATION

Background Overview

Boatatopia is a development stage company incorporated in the State of Nevada in January of 2007. We were formed to engage in the business of marketing boats and boating products and services through our online website (www.Boatatopia.com.), in a format similar to classified advertising. In January of 2007, we commenced our planned principal operations, and therefore have no significant assets. In February of 2008 we completed our public offering wherein we raised $55,000 to be utilized to commence our business operations.

Since our inception on January 16, 2007 through December 31, 2007, we have not generated any revenues and have incurred a net loss of $13,122. As of December 31, 2007, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our SB-2 offering. We believe that listing fees and small amounts of equity will be sufficient to support the l! imited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

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

As of December 31, 2007, we did not have sufficient cash to enable us to complete our website development, which is an integral part of our operations. We subsequently raised $55,000 from a direct public offering which will provide the basic minimum amount of funds to provide sufficient cash for the next twelve months. After covering costs related to our start up business operations, as of March 31, 2008, we had cash remaining of approximately $51,000 from our direct public offering. Our sole officer and director, Mr. Causey has agreed to continue his part time work until such time as there are either sufficient funds from operations, or alternatively, that funds are available through private placements or another offering in the future. We have not allocated any pay for Mr. Causey out of the funds raised in our offering. If we were to not receive any additional funds we could con! tinue in business for the next twelve months. However, we would not be in a position to complete the website as set forth in our business plan, or provide any significant advertisement for our customers, thus we would not anticipate any significant revenues. Since our website is operational, we can conduct business and earn revenues.

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

Significant changes in number of employees. The number of employees required to operate our business is currently one part time individual. Once we commence our advertising program, and word of mouth advertising, and at the end of the initial twelve month period, our plan of operation anticipates our requiring additional capital to hire at least one full time person.

Milestones:

As a result of being a development stage company with minimal amounts of equity capital initially available, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $7,500 (achieved); (2) goals based upon our funding of $55,000 (funding and goals being implemented); and (3) goals based upon or funding additional equity and/or debt in the approximate sum of $100,000 to $200,000 (currently seeking other financing).

With the infusion of capital from our direct public offering, we are implementing Stage II of our Plan of Operation. We currently have insufficient capital to commence any significant advertising campaign, or complete our website. Although our website is currently operational and we are starting to place boat advertisements, our Plan of Operation is premised upon having advertising dollars available. We believe that the advertising dollars allocated in the offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern. We believe that the proceeds of our offering will enable us to maintain our operations and working capital requirements for at least the next twelve months, without taking into account any internally generated funds from opera! tions. As of February 2008, we successfully raised $55,000 to comply with our business plan of operations for the next twelve months based on our capital expenditure requirements.

After our successfully completed offering, we will require additional funds to maintain and expand our operations as referenced in our Stage III. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our stockholders. At this time we have no earmarked source for these funds. Additionally, there is no guarantee that we will be able to locate additional funds. In the event we are unable to locate additional funds, we will be unable to generate revenues sufficient to operate our business as planned. For example, if we receive less than $100,000 of the funds earmarked in Stage III, we would be unable to significantly expand our advertising to levels under Stage III. Alternatively we may be required to reduce the payments of salary to our President and cover legal and accounting fees required to continue our operations. There is still no assurance that, even with the funds from our offering, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

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

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond! to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-12 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a- l5(f) under the Exchange Act) and for assessing the effectiveness of our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with United States’ generally accepted accounting principles.

Our internal control over financial reporting is supported by written policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and our board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements or fraud. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm, Lawrence Scharfman & Co., CPA P.C., regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sole member of our Board of Directors serves without compensation until the next annual meeting of stockholders, or until his successor has been elected. The officers serve at the pleasure of the Board of Directors. At present, Stephen N. Causey is our sole officer and director. Information as to the director and executive officer is as follows:

Name	Age	Title
Stephen N. Causey	60	President, Secretary/Treasurer, Director

Duties, Responsibilities and Experience

Stephen N. Causey, President, Secretary/Treasurer, Director and founder of Boatatopia from January 16, 2007 to present. Mr. Causey currently does not spend more than 30 hours per month on Boatatopia business. From 2004 to present Mr. Causey was, and still is, involved in the sale of medical equipment. From 2000 though 2004, Mr. Causey was involved in marketing and advertising sales, primarily through radio commercials. Mr. Causey has owned boats throughout his working career and is the founder of Boatatopia, combining both his boating experience and advertising and marketing experience. Mr. Causey holds a B.A. in English from Arizona State University.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.

As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics results from our having only one officer operating as the management for the Company. We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our sole Director performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company.

Director Nomination Procedures

Nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.

whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of the Company;

2.

whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.

whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to the Company’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2007, the Company received no recommendation for Directors from its stockholders.

The Company will consider for inclusion in its nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of the Company for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for the Company’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to the Company’s Secretary at the following address: 2514 Via de Pallon Circle, Henderson, Nevada 89074.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

Mr. Causey, our Principal Executive Officer (PEO) has not received any compensation, including plan or non-plan compensation, nor has our PEO earned any compensation as of the date of this Prospectus.

Future Compensation

Mr. Causey has agreed to provide services to us without compensation until such time as either we have earnings from our revenue, if any, or when the $100,000 is raised in Stage III of our plan of operation, at which time we will pay Mr. Causey a minimum salary of $25,000 per year.

Board Committees

We do not currently have any committees of the Board of Directors, as our Board consists of one member. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 28, 2008 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 1,400,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 28, 2008 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number Of Shares	Percent Beneficially Owned (2)
Stephen N. Causey	750,000	54%
All Directors, Officers and Principle Stockholders as a Group	750,000	54%
(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Rounded to the nearest whole percentage.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

The Company utilizes office space provided at no cost from Mr. Causey, our sole officer and director. Office services are provided without charge by the Company’s director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected.

During January of 2007, Mr. Causey received 750,000 shares of common stock, at a price of $0.01 per share as a founder of Boatatopia. Mr. Causey is the sole officer, director, stockholder, and promoter of Boatatopia and developed the website and business plan. The proceeds from the sale of the shares to Mr. Causey, $7,500, constituted the initial cash capitalization of the company.

Director Independence

The Board of Directors has concluded that Director, Stephen Causey is not independent in accordance with the director independence standards of the American Stock Exchange.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA P.C., for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2007 was $2,500.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Lawrence Scharfman & Co., CPA P.C. for professional services rendered for audit related fees for fiscal year 2007 was $3,000 for the initial audit prepared in February of 2007.

(3) TAX FEES

The aggregate fee to be billed by Lawrence Scharfman & Co., CPA P.C. for professional services to be rendered for tax fees for fiscal year 2007 was $0..

(4) ALL OTHER FEES

There were no other fees to be billed by Lawrence Scharfman & Co., CPA P.C. for the fiscal year 2007 other than the fees described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Consolidated Financial Statements" at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)	Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Boatatopia		SB-2		3(i)(a)	2/14/07
3(ii)(a)	Bylaws of Boatatopia		SB-2		3(ii)(a)	2/14/07
4	Instrument defining the rights of security holders: (a) Articles of Incorporation (b) Bylaws (c) Stock Certificate Specimen		SB-2			2/14/07
10.1	Subscription Agreement		SB-2		10.1	2/14/07
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOATATOPIA

By: /s/Stephen N. Causey
Stephen N. Causey, President

Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Stephen N. Causey	President	March 31, 2008
Stephen N. Causey

/s/Stephen N. Causey	Sole Director	March 31, 2008
Stephen N. Causey

/s/Stephen N. Causey	Principal Executive Officer	March 31, 2008
Stephen N. Causey

/s/Stephen N. Causey	Principal Financial Officer	March 31, 2008
Stephen N. Causey

/s/Stephen N. Causey	Principal Accounting Officer	March 31, 2008
Stephen N. Causey

Boatatopia

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEET	F-3

CONSOLIDATED STATEMENT OF OPERATIONS	F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	F-5

CONSOLIDATED STATEMENT OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7

Report of Independent Registered Public Accounting Firm

Lawrence Scharfman & Co., CPA P.C.

Certified Public Accountants

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (56 I) 740-0613

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Boatatopia (the “Company”) (A Development Stage Company), as of December 31, 2007 and the related statement of operations, stockholders’ equity, and cash flows for the period from January 16, 2007 (Date of Inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Musician’s Exchange (A Development Stage Company) as of December 31, 2007, and the results of its operations and cash flows for the period January 16, 2007 (Date of Inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lawrence Scharfman
Boynton Beach Florida	Lawrence Scharfman CPA

March 31, 2008

- LICENSED IN FLORIDA & NEW YORK -

Boatatopia

a Development Stage Company

Balance Sheet

December 31,
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
4,378

$4,378

See notes to consolidated financial statements

Boatatopia

a Development Stage Company

Statement of Operations

January 16, 2007
(inception) to
December 31,
2007

Revenue	$-

Expenses:
General and administrative expenses	122
Professional fees	13,000
Total expenses	13,122

Net (loss)	$(13,122)

Weighted average number of common
shares outstanding - basic and fully diluted	845,714

Net (loss) per share - basic and fully diluted	$(0.02)

See notes to consolidated financial statements.

Boatatopia

a Development Stage Company

Statement of Stockholders’ Equity

	Preferred shares		Common shares		Additional paid-in	Deficit accumulated during development	Total stockholders’

	Shares	Amount	Shares	Amount	capital	stage	equity
Issuance of common stock for cash on organization of the Company	-	$ -	750,000	$ 750	$ 6,750	$ -	$ 7,500
Issuance of common stock for professional fees	-	-	100,000	100	9,900	-	10,000
Net loss	-	-	-	-	-	(13,122)	(13,122)
Balance, December 31, 2007	-	$ -	850,000	$ 850	$ 16,650	$ (13,122)	$ 4,378

See notes to consolidated financial statements.

Boatatopia

a Development Stage Company

Statement of Cash Flows

January 16, 2007
(inception) to
December 31,
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

See notes to consolidated financial statements.

Boatatopia

a Development Stage Company

Notes to Financial Statements

Note 1 – Summary of significant accounting policies

Organization

The Company was incorporated on January 16, 2007 (Date of Inception) under the laws of the State of Nevada, as Boatatopia. The Company developed its business plan over the period commencing with January 16, 2007 and ending on December 31, 2007. In January of 2007, the Company created its initial website and posted the website to the Internet.

The Company has not commenced significant operations and, in accordance with SFAS #7, the Company is considered a development stage company.

Nature of operations

The Company is a development stage entity and is developing an Internet destination and marketplace in the United States for buyers and sellers of boats, boating merchandise and for consumers seeking information regarding boating products and services, such as insurance, financing and warranties. The Company intends to utilize the power of the Internet to aggregate in a single location a network of industry participants and a comprehensive database of boating information to create an open marketplace that is local, regional and national in nature. Because the Company commenced operations in January of this year, it currently has only two listings. By providing a digital marketplace, the Company intends to bring boating dealers, private sellers and other industry participants, such as vendors of boating products and services and national advertisers, together with purchase-minded consumers at the mom! ent when these consumers are directly engaged in a search for a used boat or boating products and services.

The Company’s business model is built on multiple revenue streams from a verity of industry participants interested in marketing their services to its consumer audience. The Company intends to generate revenues primarily from fees for consumer and dealer services. In the future, it also intends to generate revenues from facilitating boating electronic commerce ("e-commerce") transactions, online used boat auction-style trading services and national advertising.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Boatatopia

a Development Stage Company

Notes to Financial Statements

Revenue Recognition.

The Company's revenues are anticipated to be derived from multiple sources. Dealer services revenues are to be derived from a range of promotional services, including banner advertising, inventory pages, tiles, enhanced listings and links to the dealer's own Web site. Dealers will also be able to purchase a stand-alone Web site with their own Internet address and searchable used boat inventory for an initial non-refundable set-up fee plus a monthly maintenance fee. Revenues from these services will be recognized ratably over the period in which the service is provided. The set-up fees from dealer contracts will be recognized ratably over the period in which the service is provided, generally a year. Advertising revenues are anticipated to be generated from short-term contracts in which the Company typically guarantees for a fixed fee a minimum number of impressions, or times that an advertisement ap! pears in pages viewed by the users. These revenues are recognized ratably over the term of the agreement, provided that the amount recognized does not exceed the amount that would be recognized based upon actual impressions delivered. E-commerce revenues are derived from boating vendors such as insurance, warranty and finance companies and boating aftermarket retailers who will be able to market their services on the Company's Web site or integrate their product with the Company's Web site. Such revenues will generally be derived from specific traffic referrals or transaction leads that originate on the Company's Web site and would be recognized as such referrals and leads are directed to the vendor's product.

Website Development Costs.

Web site development costs for year ended December 2007, were minimal, and were covered by the Company’s founder, who received 750,000 shares of common stock at a value of $0.01 or $7,500, which included the founders business plan, business concept, and Website. Effective January 2007, the Company adopted a policy that any software-related costs of Websites will be capitalized in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and amortized over their estimated useful life. Costs related to routine Web site maintenance are expensed as incurred.

Advertising Costs.

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses as of December 31, 2007.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Boatatopia

a Development Stage Company

Notes to Financial Statements

Stock-Based Compensation:

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and has adopted the disclosure-only alternative of FAS No. 123R, “Accounting for Stock-Based Compensation.” Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123R.

Earnings per share

The Company follows Statement of Financial Accounting Standards No. 128. “Earnings Per Share” (“SFAS No. 128”). Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for defer! red income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 16, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon

Boatatopia

a Development Stage Company

Notes to Financial Statements

examination by the taxing authorities. As a result of implementing FIN 48, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2007, no income tax expense has been incurred. See Note 3.

Recent pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008.

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company

Boatatopia

a Development Stage Company

Notes to Financial Statements

is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan, setting up its e-commerce website, and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from January 16, 2007, (inception) through the year ended December 31, 2007 of $13,122. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 – Income taxes

For the year ended December 31, 2007, the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2007, the Company had approximately $13,000 of federal and state net operating losses. The net operating loss carryforwards, if not utilized will begin to expire in 2027.

The components of the Company’s deferred tax asset are as follows:

December 31, 2007
Deferred tax assets:
Net operating loss carryforwards	$4,500
Total deferred tax assets	4,500

Deferred tax liabilities:
Depreciation

Net deferred tax assets before valuation allowance	4,500
Less: Valuation allowance	(4,500)
Net deferred tax assets	$-0-

For financial reporting purposes, the Company has incurred a loss in since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company provided a full valuation allowance against its net deferred tax assets at December 31, 2007.

Boatatopia

a Development Stage Company

Notes to Financial Statements

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

December 31, 2007
Federal and state statutory rate	(34%)
State tax, net of federal benefit	--
Loss for which no federal benefit was received	34%

Effective income tax rate	-0-

Note 4 – Stockholder’s equity

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

Note 5 – Subsequent events

During February of 2008, the Company issued 550,000 shares of its $0.001 par value common stock at a price of $0.10 per share as part of an initial public offering for a total amount raised of $55,000. The offering was completed on February 29, 2008 with the issuance of all 550,000 shares as directed in the registration statement.