Form 10-Q
period 2008-03-31
Boatatopia
filed 2008-05-15
CIK 1387341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-140696

BOATATOPIA

(Exact name of registrant as specified in its charter)

Nevada	20-8273426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2514 Via De Pallon Circle, Henderson, Nevada	89074
(Address of principal executive offices)	(Zip Code)

(702) 866-5835

(Registrant’s telephone number, including area code)

Copies of Communications to:

Stoecklein Law Group

MacArthur Court

4695 MacArthur Court

Eleventh Floor

Newport Beach, CA 92660

(949) 798-5690

Fax (949) 258-5112

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 12, 2008, was 1,400,000 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Boatatopia

(A Development Stage Company)

Balance Sheet

(Unaudited)

March 31,
2008
ASSETS

Current assets:
Cash	$ 41,871
Total current assets	41,871

Total assets	$ 41,871

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,400,000 shares issued and outstanding	1,400
Additional paid-in capital	66,100
(Deficit) accumulated during development stage	(25,629)
Total stockholders' equity	41,871

Total liabilities and stockholders' equity	$ 41,871

See notes to financial statements.

Boatatopia

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the
	Three Months	January 16, 2007	January 16, 2007
	Ended	(inception) to	(inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	7,223	92	7,345
Professional fees	5,315	10,000	18,315

Total operating expenses	12,538	10,092	25,660

Net operating loss	(12,538)	(10,092)	(25,660)

Interest income	31	-	31

Net (loss)	$ (12,507)	$ (10,092)	$ (25,629)

Weighted average number of common shares
outstanding - basic and fully diluted	922,527	830,000

Net (loss) per share - basic and fully diluted	$ (0.01)	$ (0.01)

See notes to financial statements.

Boatatopia

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the
	Three Months	January 16, 2007	January 16, 2007
	Ended	(inception) to	(inception) to
	March 31, 2008	March 31, 2007	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (12,507)	$ (10,092)	$ (25,629)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	-	10,000	10,000

Net cash used in operating activities	(12,507)	(92)	(15,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	50,000	7,500	57,500

Net cash provided by financing activities	50,000	7,500	57,500

NET CHANGE IN CASH	37,493	7,408	41,871

CASH AT BEGINNING OF YEAR	4,378	-	-

CASH AT END OF YEAR	$ 41,871	$ 7,408	$ 41,871

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash activities:
Number of shares issued for services	-	100,000	100,000

See notes to financial statements.

Boatatopia

(A Development Stage Company)

Notes To Financial Statements

(Unaudited)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the period January 16, 2007, (inception) through December 31, 2007 and notes thereto included in the Company’s 10-K filed on March 31, 2008. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan, setting up its internet website, and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from January 16, 2007, (inception) through the period ended March 31, 2008 of ($25,629). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 – RECENT ACCOUNTING PRONOUCEMENTS

FAS 161

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies

Boatatopia

(A Development Stage Company)

Notes To Financial Statements

(Unaudited)

to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect that the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

NOTE 4 – STOCKHOLDERS EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

Common Stock

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

On March 20, 2008, the Company issued a total of 550,000 shares of its common stock for cash at a price of $0.10 per share for a total amount raised of $50,000, net offering costs totaling $5,000.

As of March 31, 2008, there have been no other issuances of common stock.

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
•

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	inability to efficiently manage our operations;
•	inability to achieve future sales levels or other operating results; and
•	the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Plan of Operation.

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

Since our inception on January 16, 2007 through March 31, 2008, we have not generated any revenues and have incurred a net loss of $25,629. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our SB-2 offering. We believe that listing fees and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

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

During the first quarter ended March 31, 2008, we raised $55,000 from a direct public offering which will provide the basic minimum amount of funds to provide sufficient cash for the next twelve months. After covering costs related to our start up business operations, as of March 31, 2008, we had cash remaining of $41,871 from our direct public offering. Our sole officer and director, Mr. Causey has agreed to continue his part time work until such time as there are either sufficient funds from operations, or alternatively, that funds are available through private placements or another offering in the future. We have not allocated any pay for Mr. Causey out of the funds raised in our offering. If we were to not receive any additional funds we could continue in business for the next twelve months. However, we would not be in a position to complete the website as set forth in our business plan, or provide any significant advertisement for our customers, thus we would not anticipate any significant revenues. Since our website is operational, we can conduct business and earn revenues.

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

Milestones:

As a result of being a development stage company with minimal amounts of equity capital initially available, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $7,500 (achieved); (2) goals based upon our funding of $55,000 (achieved and goals being implemented); and (3) goals based upon or funding additional equity and/or debt in the approximate sum of $100,000 to $200,000 (currently seeking other financing).

With the infusion of capital from our direct public offering, we are implementing Stage II of our Plan of Operation. We currently have insufficient capital to commence any significant advertising campaign, or complete our website. Although our website is currently operational and we are starting to place boat advertisements, our Plan of Operation is premised upon having advertising dollars available. We believe that the advertising dollars allocated in the offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern. We believe that the proceeds of our offering will enable us to maintain our operations and working capital requirements for at least the next twelve months, without taking into account any internally generated funds from operations. As of March 31, 2008, we successfully raised $55,000 to comply with our business plan of operations for the next twelve months based on our capital expenditure requirements.

Even though we have successfully completed our offering, we will require additional funds to maintain and expand our operations in Stage III of our business plan. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our stockholders. At this time we have no earmarked source for these funds. Additionally, there is no guarantee that we will be able to locate additional funds. In the event we are unable to locate additional funds, we will be unable to generate revenues sufficient to operate our business as planned. For example, if we receive less than $100,000 of the funds earmarked in Stage III, we would be unable to significantly expand our advertising to levels under Stage III. Alternatively we may be required to reduce the payments of salary to our President and cover legal and accounting fees required to continue our operations. There is still no assurance that, even with the funds from our offering, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

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

As of March 31, 2008, we continued to use equity sales and debt financing to provide the capital we need to run our business. In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. For the three months ended March 31, 2008, we successfully raised $55,000 by way of a direct public offering. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2008.

	March 31, 2008	March 31, 2007	Increase / (Decrease)
			$	%

Current Assets	$ 41,871	$ 7,408	$ 34,463	465%

Current Liabilities	$ -	$ -	$ -	-

Working Capital (deficit)	$ 41,871	$ 7,408	$ 34,463	465%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures

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

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-

institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February of 2008, we sold 550,000 shares of our common stock to 49 investors for a total purchase price of $55,000. The 550,000 shares were issued on March 20, 2008 and were registered in a Registration Statement on Form SB-2 (declared effective by the SEC on March 1, 2007).

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2008.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the first quarter of 2008.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Boatatopia		SB-2		3(i)(a)	2/14/07
3(ii)(a)	Bylaws of Boatatopia		SB-2		3(ii)(a)	2/14/07
4	Instrument defining the rights of security holders: (a) Articles of Incorporation (b) Bylaws (c) Stock Certificate Specimen		SB-2			2/14/07
10.1	Subscription Agreement		SB-2		10.1	2/14/07
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOATATOPIA

(Registrant)

By:/s/ Stephen N. Causey
Stephen N. Causey, Chief Executive Officer
(On behalf of the registrant and as
principal financial officer)

Date: May 15, 2008