Form 10-K/A
period 2007-12-31
Boatatopia
filed 2008-05-29
CIK 1387341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☒   No ☐

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

2

**EXPLANATORY NOTE - The Registrant is amending this Form 10-K to indicate it is a shell company.  No changes were made to the financial statements or other disclosures in the Form 10-K for the year ended December 31, 2007.

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

Date: May 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Stephen N. Causey	President	May 28, 2008
Stephen N. Causey

/s/Stephen N. Causey	Sole Director	May 28, 2008
Stephen N. Causey

/s/Stephen N. Causey	Principal Executive Officer	May 28, 2008
Stephen N. Causey

/s/Stephen N. Causey	Principal Financial Officer	May 28, 2008
Stephen N. Causey

/s/Stephen N. Causey	Principal Accounting Officer	May 28, 2008
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