Form 10-Q/A
period 2008-03-31
Boatatopia
filed 2008-05-29
CIK 1387341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

**EXPLANATORY NOTE - The Registrant is amending this Form 10-Q to indicate it is a shell company.  No changes were made to the financial statements or other disclosures in the Form 10-Q for the quarter ended March 31, 2008.

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

Date: May 28, 2008