Form 10-Q
period 2008-06-30
Boatatopia
filed 2008-08-14
CIK 1387341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34070

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
Emerald Plaza
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-0556

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
Yes ☒   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on August 11, 2008, was 1,400,000 shares.

PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements.

BOATATOPIA
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

June 30,
2008
ASSETS

Current assets:
Cash	$40,778
Total current assets	40,778

Total assets	$40,778

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,400,000 shares issued and outstanding	1,400
Additional paid-in capital	66,100
(Deficit) accumulated during development stage	(26,722)
Total stockholders' equity	40,778

Total liabilities and stockholders' equity	$40,778

See notes to financial statements.

BOATATOPIA
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the
			Six Months	January 16, 2007	January 16, 2007
	For the three months ended		Ended	(inception) to	(inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	103	30	140	122	262
License and filing fees	-	-	7,186	-	7,186
Professional fees	1,000	3,000	6,315	13,000	19,315

Total operating expenses	1,103	3,030	13,641	13,122	26,763

Net operating loss	(1,103)	(3,030)	(13,641)	(13,122)	(26,763)

Interest income	10	-	41	-	41

Net (loss)	$(1,093)	$(3,030)	$(13,600)	$(13,122)	$(26,722)

Weighted average number of common shares
outstanding - basic and fully diluted	1,400,000	850,000	1,161,264	840,964

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

See notes to financial statements.

BOATATOPIA
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the
	Six Months	January 16, 2007	January 16, 2007
	Ended	(inception) to	(inception) to
	June 30, 2008	June 30, 2007	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(13,600)	$(13,122)	$(26,722)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	-	10,000	10,000

Net cash used in operating activities	(13,600)	(3,122)	(16,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	50,000	7,500	57,500

Net cash provided by financing activities	50,000	7,500	57,500

NET CHANGE IN CASH	36,400	4,378	40,778

CASH AT BEGINNING OF YEAR	4,378	-	-

CASH AT END OF YEAR	$40,778	$4,378	$40,778

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Number of shares issued for services	-	100,000	100,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the period January 16, 2007, (inception) through December 31, 2007 and notes thereto included in the Company’s 10-K and 10-K/A filed on March 31, 2008 and May 29, 2008, respectively. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan, setting up its internet website, and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from January 16, 2007, (inception) through the period ended June 30, 2008 of ($26,722). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

NOTE 3 – RECENT ACCOUNTING PRONOUCEMENTS

FAS 161
In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect that the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

FAS 162
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411.  The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

FAS 163
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

NOTE 4 – STOCKHOLDERS EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

Common Stock

In January 2007, the Company issued an officer of the Company 750,000 shares of its $0.001 par value common stock at a price of $0.01 per share for a total amount raised of $7,500 and in exchange for the founding officer's business plan, business concept, and Website.

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

As of June 30, 2008, there have been no other issuances of common stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

Item 2.           Plan of Operation.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “the Company”, and similar terms refer to Boatatopia unless otherwise expressly stated or the context otherwise requires.

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

Since our inception on January 16, 2007 through June 30, 2008, we have not generated any revenues and have incurred a net loss of $26,722. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our SB-2 offering. We believe that listing fees and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

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

Our plan for satisfying our cash requirements for the next twelve months is through the funds from our offering (raised $55,000 in February 2008), third party financing, and/or traditional bank financing. Our sole officer and director, Mr. Causey has agreed to continue his part time work until such time as there are either sufficient funds from operations, or alternatively, that funds are available through private placements or another offering in the future. We have not allocated any pay for Mr. Causey out of the funds raised in our offering. If we were to not receive any additional funds we could continue in business for the next twelve months. However, we would not be in a position to complete the website as set forth in our business plan, or provide any significant advertisement for our customers, thus we would not anticipate any significant revenues. Since our website is operational, we can conduct business and earn revenues.

Since inception, we have financed cash flow requirements through the issuance of common stock for cash and services. As we continue to expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of revenues from our services, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings, giving consideration to loans and working diligently to move sales ahead to the extent necessary to provide working capital.

We anticipate incurring operating losses over the majority of the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

As a result of our cash requirements and our lack of revenues, we anticipate continuing to issue stock in exchange for loans and/or equity financing, which may have a substantial dilutive impact on our existing stockholders.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Boatatopia as a going concern. Boatatopia may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of its services. Management intends to use borrowings and security sales to mitigate the effects of cash flow deficits, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Boatatopia be unable to continue existence.

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

With the infusion of capital from our direct public offering, we are implementing Stage II of our Plan of Operation. We currently have insufficient capital to commence any significant advertising campaign, or complete our website. Although our website is currently operational and we are starting to place boat advertisements, our Plan of Operation is premised upon having advertising dollars available. We believe that the advertising dollars allocated in the offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern. We believe that the proceeds of our offering will enable us to maintain our operations and working capital requirements for at least the next twelve months, without taking into account any internally generated funds from operations. We have successfully raised $55,000 to comply with our business plan of operations for the next twelve months based on our capital expenditure requirements.

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

As of June 30, 2008, we continued to use equity sales and debt financing to provide the capital we need to run our business.  In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2008 compared to December 31, 2007.

	June 30,	December 31,	Increase / (Decrease)
	2008	2007	$	%

Current Assets	$40,778	$4,378	$36,400	831%

Current Liabilities	$-	$-	$-	-

Working Capital (deficit)	$40,778	$4,378	$36,400	831%

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

We have no recent sales of unregistered securities.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2008.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the second quarter of 2008.

Item 5.           Other Information.

None.

Item 6.                             Exhibits.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Boatatopia		SB-2		3(i)(a)	2/14/07
3(ii)(a)	Bylaws of Boatatopia		SB-2		3(ii)(a)	2/14/07
4	Instrument defining the rights of security holders: (a)Articles of Incorporation (b)Bylaws (c)Stock Certificate Specimen		SB-2			2/14/07
10.1	Subscription Agreement		SB-2		10.1	2/14/07
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOATATOPIA
(Registrant)

By:/s/ Stephen N. Causey
      Stephen N. Causey, Chief Executive Officer
      (On behalf of the registrant and as
       principal financial officer)

Date: August 13, 2008