Form 10-K
period 2008-12-31
Boatatopia
filed 2009-03-26
CIK 1387341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34070

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
Fax (619) 704-1325

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $45,000 based on a share value of $0.10; however subsequent to the year ended December 31, 2008 the Company effectuated a 10:1 forward split, which the amount shown above does not reflect this transaction.

The number of shares of Common Stock, $0.001 par value, outstanding on March 9, 2009 was 14,000,000 shares.

BOATATOPIA
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2008

Index to Report
on Form 10-K

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

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

Throughout this Annual Report references to “we”, “our”, “us”, “Boatatopia”, “the Company”, and similar terms refer to Boatatopia.

AVAILABLE INFORMATION

Any annual, quarterly, special reports and other information filed with the SEC can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I

ITEM 1.                      BUSINESS

General Business Development

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

Since our inception on January 16, 2007 through December 31, 2008, we have not generated any revenues and have incurred a net loss of $46,968. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering was budgeted to cover the costs associated with advertising on the internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our SB-2 offering. We believe that listing fees and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from anticipated listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In recent months as a result of the recent financial market meltdown, we attempted to pursue an entirely different business plan through a merger with V2P Communications, Inc., (“V2P”). We believed that the current negative market impact on discretionary spending areas such as acquiring boating related purchases would be an extremely difficult industry to develop our current business plan. Therefore, we attempted to pursue other business opportunities, such as the Merger with V2P, which had an established Internet related advertising methodology. However, as a result of the recent inability of V2P to complete the merger with us, we will continue to seek other ventures which may be sustainable in the current economic crisis. Until we enter into a transaction with another viable entity, we will continue to sustain ourselves through continuing with our current attempt to build Boatatopia into an Internet Boat Classified Marketplace in addition to a comprehensive consumer information website. Our principal goal has been to earn revenues by uniting buyers and sellers of boats online. Unless we pursue and establish ourselves with other business ventures in the near term, which we intend to do, we anticipate it will be extremely difficult without sufficient capital and a turnaround in the economy for us to generate revenues during the next twelve months.  However, in our pursuit of our original business plan we believe we must continue to do the following in hopes of expanding our business and eventually being able to generate revenues:

1. Enhance our existing website – We believe that using the Internet for a boat classified marketplace and consumer information facility will provide us a base for operating our company. We registered the domain name www.Boatatopia.com, and have developed a preliminary website, which is expected to be expanded to be more comprehensive. Upon the completion of our direct public offering, we are researching the most cost effective ways to enhance our website to effectuate our business plan.

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

Boatatopia commenced listing boats in January of 2007, and as a result of its recent commencement of business activities has limited start-up operations and generated no revenues. Our operations, to date, have been devoted primarily to startup and development activities.

On December 29, 2008, we entered into a reverse triangular merger by and among Boatatopia Sub Corp. (“BSC”), a wholly owned subsidiary of Boatatopia, and V2P Communications, Inc., a Nevada corporation, the constituent entities, whereby we agreed to issue 16,000,000 shares of restricted common stock in exchange for 100% of V2P’s outstanding common stock upon the closing of the Merger.  Subject to the terms and conditions set forth in the Merger Agreement, the Merger was anticipated to become effective on or about January 30, 2009; however, V2P was unable to meet the specified conditions of the Merger Agreement.  Therefore, the Merger Agreement with V2P has been terminated and no shares were issued.

Current Business Operations

Online Boating Website

We are developing an online boat advertising platform to provide a method by which buyers and sellers of boats, inclusive of banks and other entities handling boating loan foreclosures, are brought together in an efficient format to browse, buy and sell boats to a distinct and focused customer. The boat classified marketplace being developed by us will be designed to give boat shoppers and sellers more control over the entire process of buying and selling boats by providing detailed information to make an informed buying or selling decision. Upon enhancement of our website, Boatatopia intends to have a website which will be a fully automated, topically arranged, intuitive, and easy-to-use service that supports a buying and selling experience in which sellers list boats for sale and buyers provide offers on boats in a fixed-price format.

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

Furthermore, we intend to provide significant benefits to dealers, private sellers and other industry participants by enabling them to advertise, interact and transact with what we believe is a significant online consumer audience related to the used boat market.

We believe that our website, upon full implementation, will generate leads (potential buyers requesting a phone number, directions or an e-mail address) for dealers that allow them to precisely target purchasers of used boats in a manner which is more effective than traditional media and provide lending institutions a method by which they can effectively dispose of boating assets received in foreclosures.

Our business model is being built on multiple revenue streams from a verity of industry participants interested in marketing their services to our consumer audience. We anticipate generating our revenues primarily from fees for consumer sales, dealer and consumer services. We also intend to generate revenues from facilitating boating e-commerce transactions, and eventually, online used boat auction-style trading services, similar to the auctions being pursued in the real estate foreclosure markets, and national advertising.

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

For the consumer, the process of buying and selling a used boat is generally viewed as an inefficient process. Although the purchase of a boat is one of the larger purchases made by most consumers, consumers historically have not had access in a single, centralized location to the information needed to research and evaluate boating purchasing decisions. In particular, many consumers express dissatisfaction with the traditional sources of boat information, such as newspaper classified advertisements or visits to a dealer, because these individual sources contain only a small percentage of the total universe of boats for sale in their local market. As a result, consumers must often make significant purchasing decisions and compromises with limited and incomplete information. At the time of a boat purchase, the consumer must also make decisions on, and deal with multiple parties to arrange for, other products and services such as financing, insurance and warranties, often with an insufficient number of options and inadequate available information.

Industry Background

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

We believe that consumers are increasingly using the Internet when making purchase decisions because of the inadequacy of available information from other sources and the convenience of searching a database of aggregated information from the privacy of their home or office. While the Internet substantially increases the amount of information available for researching and evaluating boating purchasing decisions and choices, this information is often not aggregated at a central, organized source. To date, we believe that other boating-related websites that have attempted to capitalize on this market opportunity have only recently aggregated a broad and extensive participation of used boat dealers, private sellers and other industry participants; however, with only a minimal focus on the boat.

The Boatatopia Solution

We believe that by providing a marketplace on the Internet where buyers and sellers of used boats and boating-related products and services can meet, negotiate and control their purchase decisions, we intend to have significantly improved the boat purchasing and selling process for both buyers and sellers. A powerful Internet marketplace can provide dealers, private sellers, vendors of boating products and services and national advertisers an effective environment for reaching an economically and geographically diverse group of targeted consumers (i.e. buyers or sellers of boats) who have expressed an interest in boating information by logging onto our website. Our website is being enhanced to provide consumers with a "one-stop" destination that incorporates all aspects of commerce and content related to the process for purchasing and selling used boats and boating products and services.

Principal Products and Services

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

•	Searchable Online Boat Auction. Generate an online boat auction specifically for the banks to liquidate boats obtained via credit default obligations.

•	"Sell a Boat" Service. List a used boat on our website at minimal cost by completing our online form

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

Additionally, we intend to offer other industry participants the following services on our website:

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

o
Financing. Offer financing products and information. For example, we intend to establish financing alliances with lenders such as SunTrust Marine, Key Bank and BoatGuyz.com. We have not made contact with these product vendors at this time; however, have reviewed some of their boat loan parameters.

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

Distribution Methods and Marketing

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

•
Convenient and Efficient Shopping Experience. Our website, upon completion of enhancement, is intended to provide a "one-stop" shopping environment that can significantly enhance the ongoing relationship between sellers and buyers by allowing consumers to select used boats and obtain boating information conveniently in the privacy of their home or office. The website will also create a direct connection between the consumer and the relevant dealer or private seller by providing the consumer with contact information such as an e-mail address, telephone number and map with directions. Consumers will be able to obtain online access, at no charge, to the proposed comprehensive, up-to-date information on our website that they need to make an informed purchase decision. Information about boat models and options, dealer costs, safety information, used boat values and reviews and articles from such sources as Sea Magazine, Powerboat Magazine, Sailing Magazine, Yachting World, Go Boating, Showboats International and Robb Report will be collected in a centralized location, providing consumers with an objective, convenient and cost-effective means to make informed purchase decisions.

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

•
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

•
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

Strategy

Our objective is to build and maintain an online marketplace for facilitating transactions between buyers and sellers of used boats. We intend to accomplish our objective by offering products and services such as expanded advertising and promotional opportunities, forms of enhanced listings, dealer website services, additional finance, insurance and aftermarket services and inspection and certification services, in addition to tracking where the boat shows are being conducted. We also plan to enhance and expand the selection criteria of our customer-driven search tools by allowing searches that include desired boat trim levels, options and colors to pinpoint even more effectively the used boat of the consumer's choice. We currently do not have the required software to provide for the type of searches we anticipate; however, we have commenced the evaluation process.

Additionally, we intend to work with leading boating content providers to provide consumers with product reviews and editorials, expert advice and comparisons and other information. We intend to further integrate these content offerings with our search and purchase functions by deploying new enhanced versions of our website thereby further establishing ourselves as a comprehensive, independent destination for boating information and encouraging repeat user visits. Additionally, we intend to broaden the resources available to consumers by developing relationships with other leading boating content providers.

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

Technology / Intellectual Property

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

Competition and Market Overview

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

Boating Advertising Media

Our used boat listing services, when available, will compete against a number of websites that offer both new and used boat listings and a number of websites posting electronic classified ads. We will also be competing with traditional media companies such as newspapers (which list used boats in print classified advertisements and online databases), print magazines specializing in used boat listings and television and radio stations. Many of these traditional media competitors either alone or as part of a consortium have established or have announced plans to establish online sites incorporating their classified listings, (see Wall Street Journal Article of January 10, 2007 entitled, “Newspapers Set to Jointly Sell Ads on Web Site”).

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

Upon completion of our enhanced website, we will regard substantial elements of our website and underlying technology as proprietary and attempt to protect them by relying on trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods. We currently do not have any technology we consider proprietary, as we are currently in our development stage.

Personnel

We are a development stage company and during the majority of year ended December 31, 2008, we only had one part-time employee, Stephen N. Causey, who served as an officer and sole director. We looked to Mr. Causey for his entrepreneurial skills and talents and it is he who provided us our business plan.  During the year ended December 31, 2008, Mr. Causey coordinated all of our business operations and provided the working capital to cover our initial expenses.  Mr. Causey allocated his time to our business in handling the general business affairs of our company such as accounting issues, including review of materials presented to our auditors, working with our counsel in preparation of filing our SB-2 registration statement and SEC filings, and developing our business plan and overseeing the technological aspects of our business, including the analysis of various software companies capable of generating the type of software we require.

Pursuant to the terms of the Merger Agreement with V2P, the board of directors resigned on December 31, 2008 and new members were appointed to the board of directors to serve for one year terms and stand for election at the next annual meeting of shareholders, or until their successors have been elected.  However, as a result of the Merger Agreement being terminated, the new members of the board resigned and Mr. Causey agreed to be reappointed as the sole officer and director of Boatatopia.

In the future, we plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future other than those acquired with the anticipated merger.  We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees; however, we do not intend to hire these individuals within the next 12 months. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

ITEM 1A.                   RISK FACTORS

Risks Relating with Our Business and Marketplace

We are a development stage company organized in January 2007 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment.

We were incorporated in January of 2007 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $46,968 as of December 31, 2008, and (iii) we have incurred losses of $33,846 for the fiscal year ended December 31, 2008.  During the year ended December 31, 2008, we were focused on organizational and start-up activities, business plan development, and website design. Although we have established a website there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees.

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

We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations through fiscal 2009.  In that event, we would need to raise additional funds to continue our operations.

Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

A decline in discretionary consumer spending may adversely affect Boatatopia’s industry, its operations, and ultimately its profitability.

Luxury products, such as boats and recreational watercrafts, are discretionary purchases for consumers.  Any reduction in consumer discretionary spending or disposable income may affect the boating industry more significantly than other industries.  Many economic factors outside of Boatatopia’s control could affect consumer discretionary spending, including the financial markets, consumer credit availability, prevailing interest rates, energy costs, employment levels, salary levels, and tax rates.  Any reduction in discretionary consumer spending could materially adversely affect Boatatopia’s business and financial condition.

Recent volatility in the marketplace as the result of credit availability and the housing market decline may result in less individuals desiring to purchase new boating products. At this time we are unsure as to the impact of this recent economic downturn on our new venture. On one hand we believe individuals may be more apt to selling their boats; however, on the other hand we are unsure as to the potential of obtaining buyers capable of, or desirous of spending discretionary money. This could have a substantial negative impact on a business such as ours, which in turn could increase the risk of a loss of investment in our company. Such risk could cause us to seek other methods of generating revenue, in business atmospheres which are more conducive to non-discretionary spending. These ventures may or may not be involved in our current business plan concepts.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

During the majority of the year ended December 31, 2008, we had one individual performing the functions of all officers and directors. This individual caused the development of our internal control procedures and is responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

We currently maintain an office at 2514 Via de Pallon Circle, Henderson, NV 89074. We have no monthly rent, nor do we accrue any expense for monthly rent. Mr. Causey, our sole officer and director provides us his home in which we conduct business on our behalf. Mr. Causey does not receive any remuneration for the use of this facility or time spent on behalf of us.

During the year ended December 31, 2008, we did not require personnel other than Mr. Causey to conduct our business. However, in the future we anticipate requiring additional office space and additional personnel but it is unknown at this time how much space or how many individuals will be required.

ITEM 3.                      LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Boatatopia did not submit any matters to vote of its stockholders during the year ended December 31, 2008.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

During the year ended December 31, 2008, we filed for inclusion of our common stock on the Over-the-Counter Bulletin Board and our Common Stock was approved for trading on the OTC:BB under the symbol BTTA on June 24, 2008.  Since being quoted on the OTC:BB, our common stock has not traded, which severely limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years.

Holders of Common Stock

As of March 9, 2009, we had approximately 52 stockholders of record of the 14,000,000 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors.  By reason of our present financial status and our contemplated financial requirements, we do not anticipate paying any dividends upon our common stock in the foreseeable future.

We did however, on January 21, 2009, approve a 10 for 1 forward split; however, we currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock.  We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2008.

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

Since our inception on January 16, 2007 through December 31, 2008, we have not generated any revenues and have incurred a net loss of $46,968.  The capital raised in our offering was budgeted to cover the costs associated with advertising on the internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our SB-2 offering. We believe that listing fees and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations.   However, there can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

On December 29, 2008, we entered into a reverse triangular merger with V2P, whereby we agreed to issue 16,000,000 shares of restricted common stock in exchange for 100% of V2P’s outstanding common stock upon the closing of the Merger.  The merger was estimated to close on or about January 30, 2009; however, V2P was unable to meet the specified conditions of the Merger Agreement and the agreement was terminated.

Plan of Operation

We are developing an online boat advertising platform to provide a method by which buyers and sellers of boats are brought together in an efficient format to browse, buy and sell boats to a distinct and focused customer. The boat classified marketplace being developed by us will be designed to give boat shoppers and sellers more control over the entire process of buying and selling boats by providing detailed information to make an informed buying or selling decision. Upon completion of our website, Boatatopia is intended to have a website which will be a fully automated, topically arranged, intuitive, and easy-to-use service that supports a buying and selling experience in which sellers list boats for sale and buyers provide offers on boats in a fixed-price format. However, and alternatively, we have been, in light of the current financial market instability, been seeking other ventures, which may provide us opportunities which are more likely to provide us financial reward than a business in selling advertising positions of discretionary products.

Satisfaction of our cash obligations for the next 12 months. Until we determine other feasible business opportunities, our plan of operation will continue to: (i) develop a business plan, and (ii) establish an operational website as soon as practical. We have accomplished the goal of developing our business plan; however, we are in the early stages of setting up an operational website capable of providing a method of advertising boats for sale, along with merchandise and boat oriented services. In order to operate our website, we will be required to have a scalable user interface and transaction processing system that is designed around industry standard architectures and externally developed non-proprietary software. The system will be required to maintain operational data records regarding dealers, used boat listings and leads generated by our listings and e-commerce partners.

Initially, our plan for satisfying our cash requirements for the next twelve months was to be through the funds from our offering (raised $55,000 in February 2008), third party financing, and/or traditional bank financing. During the year ended December 31, 2008, our officer and sole director, Mr. Causey continued his part time work without compensation and agreed he would not receive any compensation until such time as there were either sufficient funds from operations, or alternatively, funds were available through private placements or another offering in the future. We did not allocate any pay for Mr. Causey out of the funds raised in our offering. If we do not receive any additional funds we could continue in business for the next twelve months. However, we would not be in a position to complete the website as set forth in our business plan, or provide any significant advertisement for our customers, thus we would not anticipate any significant revenues. Since our website is operational, we can conduct business and earn revenues.

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

Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time or in the next 12 months.

Significant changes in number of employees. During the year ended December 31, 2008, the number of employees required to operate our business was one part time individual.  Once we commence our advertising program, and word of mouth advertising, our plan of operation anticipates our requiring additional capital to hire at least one full time person.

Milestones:

As a result of being a development stage company with minimal amounts of equity capital initially available, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $7,500, which was achieved in 2007; (2) goals based upon our funding of $55,000, funding and goals were implemented in 2008; and (3) goals based upon or funding additional equity and/or debt in the approximate sum of $100,000 to $200,000, which we is currently being sought out.

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

Even though we have successfully completed our offering, we will require additional funds to maintain and expand our operations in Stage III of our business plan. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our stockholders. At this time we have no earmarked source for these funds. Additionally, there is no guarantee that we will be able to locate additional funds. In the event we are unable to locate additional funds, we will be unable to generate revenues sufficient to operate our business as planned. For example, if we receive less than $100,000 of the funds earmarked in Stage III, we would be unable to significantly expand our advertising to levels under Stage III. Alternatively we may not be able to cover legal and accounting fees required to continue our operations. There is still no assurance that, even with the funds from our offering, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

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

As of December 31, 2008, we continued to use equity sales and debt financing to provide the capital we need to run our business.  In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2008 compared to December 31, 2007.

	December 31, 2008	December 31, 2007	Increase / (Decrease)
			$	%

Current Assets	$21,825	$4,378	$17,447	399%

Current Liabilities	$1,293	$0	$1,293	--

Working Capital (Deficit)	$20,532	$4,378	$16,154	369%

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

Critical Accounting Policies and Estimates

Revenue Recognition

The Company's revenues are anticipated to be derived from multiple sources. Dealer services revenues are to be derived from a range of promotional services, including banner advertising, inventory pages, tiles, enhanced listings and links to the dealer's own Web site. Dealers will also be able to purchase a stand-alone Web site with their own Internet address and searchable used boat inventory for an initial non-refundable set-up fee plus a monthly maintenance fee. Revenues from these services will be recognized ratably over the period in which the service is provided. The set-up fees from dealer contracts will be recognized ratably over the period in which the service is provided, generally a year. Advertising revenues are anticipated to be generated from short-term contracts in which the Company typically guarantees for a fixed fee a minimum number of impressions, or times that an advertisement appears in pages viewed by the users. These revenues are recognized ratably over the term of the agreement, provided that the amount recognized does not exceed the amount that would be recognized based upon actual impressions delivered. E-commerce revenues are derived from boating vendors such as insurance, warranty and finance companies and boating aftermarket retailers who will be able to market their services on the Company's Web site or integrate their product with the Company's Web site. Such revenues will generally be derived from specific traffic referrals or transaction leads that originate on the Company's Web site and would be recognized as such referrals and leads are directed to the vendor's product.

Recent Accounting Pronouncements

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

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.  The Company does not expect the adoption of FSP FAS 142-3 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  The Company does not expect the adoption of EITF 03-6-1 will have a material impact on its financial condition or results of operation.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-15 of this Form 10-K.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T).             CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer, Stephen Causey, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, Mr. Causey concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.  These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.  There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls.  Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.                   OTHER INFORMATION

None.

PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

During the year ended December 31, 2008 our sole member of our Board of Directors served without compensation.  Additionally, the officers serve at the pleasure of the Board of Directors.  During the year ended December 31, 2008, Mr. Stephen N. Causey served as our President and Treasurer and sole director and Ms. Gisela Stoecklein served as our Secretary.  However, pursuant to the Merger agreement with V2P, Messrs. Deeb, Knox and Werner were appointed to the Company’s Board of Directors and upon resignation of Mr. Causey and Ms.

Stoecklein, Mr. Deeb was appointed as the Company’s President and Treasurer while Mr. Knox was appointed as the Company’s Secretary.  Subsequently and as a result of the Merger Agreement being terminated, Mr. Causey was reappointed as the sole officer and director.  Information as to these mentioned directors and executive officers is as follows:

Name	Age	Title
Stephen N. Causey	61	President, Treasurer, Director (1) (2)
Gisela Stoecklein	30	Former Secretary (1)
(1)	On January 1, 2009, Mr. Causey and Ms. Stoecklein submitted their resignations of their positions with the Company.
(2)	Upon the Merger Agreement being terminated, Mr. Causey was reappointed as the Company’s President and Treasurer and Secretary. Additionally, Mr. Causey was reappointed as the sole director.

Duties, Responsibilities and Experience

Stephen N. Causey – President, Secretary/Treasurer and Director is currently the President, Secretary/Treasurer, Director and founder of Boatatopia from January 16, 2007 to present.  Mr. Causey has owned boats throughout his working career and is the founder of Boatatopia, combining both his boating experience and advertising and marketing experience. Mr. Causey holds a B.A. in English from Arizona State University. Primary responsibilities were new ventures and company growth.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of December 31, 2008, they were all current in their filings.

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

Our decision to not adopt such a code of ethics resulted from our having only one officer operating as the management for the Company during the year ended December 31, 2008. We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.  However, we anticipate that as we expand our operations that we will adopt a code of ethics.

Corporate Governance

Director Independence

The Board of Directors has concluded that Director, Stephen Causey is not independent in accordance with the director independence standards of the American Stock Exchange.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  During the year ended December 31, 2008, our sole Director performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During the year ended December 31, 2008, the Company received no recommendation for Directors from its stockholders.

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

Compensation Committee

We currently do not have a compensation committee of the board of directors.  Until a formal committee is established our board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation.  The Board makes all compensation decisions for the Executives and approves recommendation regarding equity awards to all elected officers of Boatatopia. Decisions regarding the non-equity compensation of other executive officers are made by the Board.

Stockholder Communications

Any stockholder communications to the Board should be forwarded to the attention of the Corporate Counsel’s offices at 402 W Broadway, Suite 690, San Diego, California, 92101. Our counsel will review any communication received from a stockholder, and all material communications from stockholders will be forwarded to the Chairman of the Board, the Board of Directors, or other individual directors as appropriate.

ITEM 11.                    EXECUTIVE COMPENSATION

Summary Compensation

During the year ended December 31, 2008, Mr. Causey, our then Principal Executive Officer (PEO) did not received any compensation, including plan or non-plan compensation.

Future Compensation

Mr. Causey agreed to provide services to us without compensation until such time as either we have earnings from our revenue, if any, or when the $100,000 is raised in Stage III of our plan of operation, at which time we will pay Mr. Causey a minimum salary of $25,000 per year.

Director Compensation

Additionally, as a result of having limited resources we do not currently have an established compensation package for board members.

Board Committees

We do not currently have any committees of the Board of Directors, as our Board consisted of one member during the year ended December 31, 2008. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 9, 2009 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 14,000,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 9, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Management (1)	Number Of Shares (2)	Percent Beneficially Owned (3)
Stephen N. Causey, President, Secretary/Treasurer, Director (4)	7,500,000	54%
Gisela Stoecklein, former Secretary (4)	0	0%
All Directors and Officers as a Group	7,500,000	54%
(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).  The address for Management is the Company’s address: 2514 Via de Pallon Circle, Henderson, NV 89074

(2)	Adjusted for the 10:1 forward split.
(3)	Rounded to the nearest whole percentage.
(4)
On January 1, 2009, Mr. Causey and Ms. Stoecklein submitted their resignations of their positions with the Company.  However, subsequent to the Merger Agreement being terminated, Mr. Causey was reappointed as the sole officer and director.

Security Ownership of Beneficial Owners

Name of Beneficial Owners (1)	Number Of Shares (2)	Percent Beneficially Owned (3)
Jane Stoecklein 205 B 60th Street Virginia Beach, VA 23451	1,000,000	7%
Stoecklein Law Group 402 W. Broadway Suite 690 San Diego, CA 92101	1,000,000	7%
All Beneficial Owners as a Group	2,000,000	14%
(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Adjusted for 10:1 forward split.
(3)	Rounded to the nearest whole percentage.

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

During the year ended December 31, 2008, the Company utilized office space provided at no cost from Mr. Causey, our officer and sole director. Office services are provided without charge by the Company’s director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected.

During January of 2007, Mr. Causey received 7,500,000 shares of common stock, at a price of $0.001 per share as a founder of Boatatopia. Mr. Causey is an officer, sole director, stockholder, and promoter of Boatatopia and developed the website and business plan. The proceeds from the sale of the shares to Mr. Causey, $7,500, constituted the initial cash capitalization of the company.

ITEM 14.                    PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA P.C., for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 were $5,500 and $1,750, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Lawrence Scharfman & Co., CPA P.C., for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements for the fiscal years 2008 and 2007 were $5,500 and $1,750, respectively.

(3) TAX FEES

The aggregate fees billed by Lawrence Scharfman & Co., CPA P.C. for professional services rendered by the principal accountant for the fiscal years 2008 and 2007 were $-0- and $-0-, respectively.

(4) ALL OTHER FEES

There were no other fees to be billed by Lawrence Scharfman & Co., CPA P.C. for the fiscal years 2008 and 2007 other than the fees described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15.                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger between Boatatopia, Boatatopia Sub Corp., and Voice2Page Communications, Inc.		8-K		2.1	12/30/08
3(i)(a)	Articles of Incorporation of Boatatopia		SB-2		3(i)(a)	2/14/07
3(i)(b)	Certificate of Change Pursuant to Nevada Revised Statute 78.209		8-K		3(i)(b)	2/10/08
3(i)(c)	Certificate of Amendment to Articles of Incorporation		8-K		3(i)(c)	2/10/08
3(ii)(a)	Bylaws of Boatatopia		SB-2		3(ii)(a)	2/14/07
4	Instrument defining the rights of security holders: (a)Articles of Incorporation (b)Bylaws (c)Stock Certificate Specimen		SB-2			2/14/07
10.1	Subscription Agreement		SB-2		10.1	2/14/07
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99	V2P Termination Letter		8-K		99	03/09/09

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOATATOPIA

By:  /s/ Stephen Causey
       Stephen Causey, President

Date: March 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Causey	President, Treasurer, Secretary Director	March 25, 2009
Stephen Causey

/s/ Stephen Causey	Principal Executive Officer	March 25, 2009
Stephen Causey

/s/ Stephen Causey	Principal Accounting Officer	March 25, 2009
Stephen Causey

BOATATOPIA

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

Lawrence Scharfman & Co., CPA P.C.
Certified Public Accountants

18 E. SUNRISE HIGHWAY, #203	7104 CORNING CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (561) 740-0613

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Boatatopia
2514 Via De Pallon Circle
Henderson, NV 89074

We have audited the accompanying balance sheets of Boatatopia as of  December 31, 2008 and 2007 and the related statements of operations, stockholders equity and cash flows for the year ended December 31, 2008, for the inception period January 16, 2007 through December 31, 2007, and inception period January 16, 2007 to December 31, 2008.

These statements are the responsibility of Company's Management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit include examining, on a test basis , evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The company has had difficulty in generating sufficient cash flow to meet its obligations, and is dependent on management's ability to develop profitable operations. These factors, among others may raise substantial doubt about their ability to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boatatopia as of December 31, 2008 and 2007 and the related statements of operations, stockholders equity and cash flows for the year ended December 31, 2008, inception period January 16, 2007 through December 31, 2007, and inception period January 16, 2007 to December 31, 2008 in conformity with generally accepted accounting principles.

/s/ Lawrence Scharfman
Boynton Beach Florida	Lawrence Scharfman CPA
March 25, 2009

- LICENSED IN FLORIDA & NEW YORK -

BOATATOPIA
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2008	2007
ASSETS

Current assets:
Cash	$9,790	$4,378
Prepaid expenses	12,035	-
Total current assets	21,825	4,378

Total assets	$21,825	$4,378

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	1,293	-
Total current liabilities	1,293	-

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of December 31, 2008 and 2007, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares
authorized, 14,000,000 and 8,500,000 shares issued and outstanding
as of December 31, 2008 and 2007, respectively	14,000	8,500
Additional paid-in capital	53,500	9,000
(Deficit) accumulated during development stage	(46,968)	(13,122)
Total stockholders' equity	20,532	4,378

Total liabilities and stockholders' equity	$21,825	$4,378

See Accompanying Notes to Financial Statements

BOATATOPIA
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the	January 16, 2007	January 16, 2007
	Year Ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Revenue	$-	$-	$-

Operating expenses:
General and administrative	180	122	302
License and filing fees	7,186	-	7,186
Professional fees	26,535	13,000	39,535

Total operating expenses	33,901	13,122	47,023

Net operating loss	(33,901)	(13,122)	(47,023)

Interest income	55	-	55

Loss before provision for income taxes	(33,846)	(13,122)	(46,968)

Provision for income taxes	-	-	-

Net (loss)	$(33,846)	$(13,122)	$(46,968)

Weighted average number of common shares
outstanding - basic and fully diluted	12,812,842	8,457,140

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements

BOATATOPIA
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Shares		Common Shares		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Issuance of common stock for cash on organization of the Company	-	$-	7,500,000	$7,500	$-	$-	$7,500

Issuance of common stock for professional fees	-	-	1,000,000	1,000	9,000	-	10,000

Net loss for the year ended December 31, 2007	-	-	-	-	-	(13,122)	(13,122)

Balance, December 31, 2007	-	-	8,500,000	8,500	9,000	(13,122)	4,378

Issuance of common stock for cash, net offering costs	-	-	5,500,000	5,500	44,500	-	50,000

Net loss for the year ended December 31, 2008	-	-	-	-	-	(33,846)	(33,846)

Balance, December 31, 2008	-	$-	14,000,000	$14,000	$53,500	$(46,968)	$20,532

See Accompanying Notes to Financial Statements

BOATATOPIA
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the	January 16, 2007	January 16, 2007
	Year Ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(33,846)	$(13,122)	$(46,968)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	-	10,000	10,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(12,035)	-	(12,035)
Increase in accounts payable	1,293	-	1,293

Net cash used in operating activities	(44,588)	(3,122)	(47,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	50,000	7,500	57,500

Net cash provided by financing activities	50,000	7,500	57,500

NET CHANGE IN CASH	5,412	4,378	9,790

CASH AT BEGINNING OF YEAR	4,378	-	-

CASH AT END OF YEAR	$9,790	$4,378	$9,790

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Number of shares issued for services	-	1,000,000	1,000,000

See Accompanying Notes to Financial Statements

BOATATOPIA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on January 16, 2007 (Date of Inception) under the laws of the State of Nevada, as Boatatopia. The Company developed its business plan over the period commencing with January 16, 2007 and ending on December 31, 2008. In January of 2007, the Company created its initial website and posted the website to the Internet.

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

BOATATOPIA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company's revenues are anticipated to be derived from multiple sources. Dealer services revenues are to be derived from a range of promotional services, including banner advertising, inventory pages, tiles, enhanced listings and links to the dealer's own Web site. Dealers will also be able to purchase a stand-alone Web site with their own Internet address and searchable used boat inventory for an initial non-refundable set-up fee plus a monthly maintenance fee. Revenues from these services will be recognized ratably over the period in which the service is provided. The set-up fees from dealer contracts will be recognized ratably over the period in which the service is provided, generally a year. Advertising revenues are anticipated to be generated from short-term contracts in which the Company typically guarantees for a fixed fee a minimum number of impressions, or times that an advertisement appears in pages viewed by the users. These revenues are recognized ratably over the term of the agreement, provided that the amount recognized does not exceed the amount that would be recognized based upon actual impressions delivered. E-commerce revenues are derived from boating vendors such as insurance, warranty and finance companies and boating aftermarket retailers who will be able to market their services on the Company's Web site or integrate their product with the Company's Web site. Such revenues will generally be derived from specific traffic referrals or transaction leads that originate on the Company's Web site and would be recognized as such referrals and leads are directed to the vendor's product.

Website Development Costs
Web site development costs for year ended December 31, 2007, were minimal, and were covered by the Company’s founder, who received 7,500,000 shares of common stock at a value of $0.001 or $7,500, which included the founders business plan, business concept, and website. Effective January 2007, the Company adopted a policy that any software-related costs of Websites will be capitalized in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and amortized over their estimated useful life. Costs related to routine Web site maintenance are expensed as incurred.

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses as of December 31, 2008 and 2007.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008 and 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

BOATATOPIA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation
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

Income taxes
The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

BOATATOPIA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes (Continued)

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 16, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2008 and 2007, no income tax expense has been incurred.

Recent pronouncements

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

BOATATOPIA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements (continued)

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

FSP FAS 142-3
In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.  The Company does not expect the adoption of FSP FAS 142-3 will have a material impact on its financial condition or results of operation.

BOATATOPIA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements (continued)

EITF 03-6-1
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  The Company does not expect the adoption of EITF 03-6-1 will have a material impact on its financial condition or results of operation.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan, setting up its internet website, and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from January 16, 2007, (inception) through the period ended December 31, 2008 of ($46,968). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 – PREPAID EXPENSES

As of December 31, 2008 and 2007, the Company had $12,035 and $0 in prepaid expenses, respectively.  The prepaid expenses relate to legal and accounting fees which will be amortized as the services are rendered.

NOTE 4 – INCOME TAXES

At December 31, 2008 and 2007, the Company had a federal operating loss carryforward of $33,846 and $3,122, which begins to expire in 2027.

The provision for income taxes consisted of the following components for the years ended December 31, 2008 and 2007:

BOATATOPIA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

	2008	2007
Current:
Federal	$-	$-
State	-	-
Deferred	-	-
	$-	$-

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$11,846	$1,093
Total deferred tax assets	11,846	1,093
Less: Valuation allowance	(11,846)	(1,093)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2008 and 2007 was $11,846 and $1,093, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2008 and 2007 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2008 and 2007:

	2008	2007
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

BOATATOPIA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 1,000,000,000 shares of its $0.001 par value common stock.  On February 2, 2009, the Company effected a 10-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the splits discussed above.

Common Stock

In January 2007, the Company issued an officer of the Company 7,500,000 shares of its $0.001 par value common stock at a price of $0.001 per share for a total amount raised of $7,500 in exchange for the founding officer's business plan, business concept, and Website.

On January 31, 2007, the Company issued 500,000 shares of its common stock toward legal fees at a value of $0.01 per share.

On January 31, 2007, the Company issued 500,000 shares of its common stock toward accounting fees at a value of $0.01 per share.

On March 20, 2008, the Company issued a total of 5,500,000 shares of its common stock for cash at a price of $0.01 per share for a total amount raised of $50,000, net offering costs totaling $5,000.

As of December 31, 2008, there have been no other issuances of common stock.

NOTE 6 – WARRANTS AND OPTIONS

As of December 31, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7 – RELATED PARTY TRANSACTIONS

In January 2007, the Company issued an officer of the Company 7,500,000 shares of its $0.001 par value common stock at a price of $0.001 per share for a total amount raised of $7,500 in exchange for the founding officer's business plan, business concept, and website.

BOATATOPIA
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – AGREEMENTS

On December 29, 2008, the Company entered into a reverse triangular merger by and among Boatatopia Sub Corp. (“BSC”), a wholly owned subsidiary of the Company, and V2P Communications, Inc., a Nevada corporation (“V2P”), the constituent entities, whereby the Company intended to issue 16,000,000 shares of its 144 restricted common stock in exchange for 100% of V2P’s outstanding common stock. Pursuant to the terms of the merger, V2P was to be merged with BSC wherein BSC would cease to exist and V2P was to become a wholly owned subsidiary of the Company.  Subject to the terms and conditions set forth in the Merger Agreement, the Merger was anticipated to become effective on January 30, 2009, as set forth in the Merger Certificate (the time at which the Merger becomes effective shall be referred to herein as the “Effective Time”).

Pursuant to the terms of the Merger Agreement, the board of directors of the Company, was to resign and appoint new directors of the Company to serve until the next annual meeting of shareholders, or until successors have been elected.

The Merger Agreement contained normal conditions to closing including the audited financial statements of V2P presented to the Company.

Additionally, the Merger Agreement sets forth conditions that the Company complete a 10:1 forward split and cancel 7,500,000 post split affiliate shares, leaving a balance of 22,500,000 post split shares issued and outstanding. The Company intended to conduct a private placement of 4,375,000 shares of common stock, which would provide for 26,875,000 shares to be issued and outstanding post Merger, post Forward Split, and post new issuance.

However, V2P was unable to meet the specified conditions of the Merger Agreement.  Therefore, the Merger Agreement with V2P has been terminated and no shares were issued.

NOTE 9 – SUBSEQUENT EVENTS

On January 22, 2009, the Company amended its articles of incorporation to increase the authorized capital from 100,000,000 common shares to 1,000,000,000 common shares.  Additionally, the Company’s board of directors approved a 10:1 forward stock with a record date of February 2, 2009.