Form 10-Q
period 2009-03-31
Minatura Gold
filed 2009-05-20
CIK 1387341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34070

MINATURA GOLD
(Exact name of registrant as specified in its charter)

Nevada	20-8273426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2514 Via De Pallon Circle, Henderson, Nevada	89074
(Address of principal executive offices)	(Zip Code)

(310) 755-5830
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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

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
Yes ☒   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on May 8, 2009, was 14,000,000 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$1,130	$9,790
Prepaid expenses	-	12,035
Total current assets	1,130	21,825

Total assets	$1,130	$21,825

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	1,000	1,000
Accounts payable - related party	6,527	293
Total current liabilities	7,527	1,293

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares
authorized, 14,000,000 shares issued and outstanding
as of March 31, 2009 and December 31, 2008, respectively	14,000	14,000
Additional paid-in capital	63,500	53,500
(Deficit) accumulated during development stage	(83,897)	(46,968)
Total stockholders' equity	(6,397)	20,532

Total liabilities and stockholders' equity	$1,130	$21,825

See accompanying notes to financial statements.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			January 16, 2007
	For the Three Months Ended		(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Revenue	$-	$-	$-

Operating expenses:
General and administrative	60	37	362
License and filing fees	-	7,186	7,186
Professional fees	36,869	5,315	76,404

Total operating expenses	36,929	12,538	83,952

Net operating loss	(36,929)	(12,538)	(83,952)

Interest income	-	31	55

Net (loss)	$(36,929)	$(12,507)	$(83,897)

Weighted average number of common shares
outstanding - basic and fully diluted	14,000,000	9,225,275

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			January 16, 2007
	For the Three Months Ended		(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(36,929)	$(12,507)	$(83,897)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	-	-	10,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	12,035	-	-
Increase in accounts payable	-	-	1,000
Increase in accounts payable - related party	6,234	-	6,527

Net cash used in operating activities	(18,660)	(12,507)	(66,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	50,000	57,500
Donated capital	10,000	-	10,000

Net cash provided by financing activities	10,000	50,000	67,500

NET CHANGE IN CASH	(8,660)	37,493	1,130

CASH AT BEGINNING OF YEAR	9,790	4,378	-

CASH AT END OF YEAR	$1,130	$41,871	$1,130

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Number of shares issued for services	-	-	100,000

See accompanying notes to financial statements.

MINATURA GOLD
(FORMERLY BOATATOPIA)
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company’s 10-K filed on March 26, 2009. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Note 2 – Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $83,897 for the period from January 16, 2007 (inception) to March 31, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

In order to obtain the necessary capital, the Company will seek equity and/or debt financing.  If the financing does not provide sufficient capital, shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period.  However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful.  Without sufficient financing, it is unlikely for the Company to continue as a going concern.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 3 – Recent Accounting Pronouncements

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

Note 4 – Organization

On March 30, 2009, the Company amended its articles of incorporation and bylaws to change its name from Boatatopia to Minatura Gold.

Note 5 – Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 6 – Prepaid Expenses

As of March 31, 2009 and December 31, 2008, the Company had $0 and $12,035 in prepaid expenses, respectively.  The prepaid expenses related to legal and accounting fees which will be amortized as the services are rendered.

Note 7 – Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 1,000,000,000 shares of its $0.001 par value common stock.  On February 2, 2009, the Company effected a 10-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively  restated to reflect the splits discussed below.

Common Stock

On January 22, 2009, the Company amended its articles of incorporation to increase the authorized capital from 100,000,000 common shares to 1,000,000,000 common shares.  Additionally, the Company’s board of directors approved a 10:1 forward stock with a record date of February 2, 2009.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On March 11, 2009, the Company received donated capital of $10,000.

As of March 31, 2009, there have been no other issuances of common stock.

Note 8 – Warrants and Options

As of March 31, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 9 – Agreements

On March 27, 2009, the Company entered into a letter of intent (the “LOI”) with Camicol, SA (“Camicol”), with respect to the proposed asset acquisition by the Registrant of certain assets of Camicol.

On March 27, 2009, the Company entered into a letter of intent (the “LOI”) with Gold Ventures 2008, LLC (“GV”), with respect to the proposed membership purchase of 100% of the membership interest of GV.

On March 27, 2009, the Company entered into a letter of intent (the “LOI”) with Minatura Nevada, LLC (“MN”), with respect to the proposed membership purchase of 100% of the membership interests of MN.

The LOI’s will serve as the framework for the definitive agreements.  The parties will use their best efforts to complete the definitive agreements and have the agreements approved by the parties board of directors by May 1, 2009.  As of May 18, 2009, the Company has not completed the definitive agreements.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Plan of Operation.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “the Company”, and similar terms refer to Minatura Gold unless otherwise expressly stated or the context otherwise requires.

Background Overview

Minatura Gold is a development stage company incorporated in the State of Nevada in January of 2007 as Boatatopia. We were formed to engage in the business of marketing boats and boating products and services through our online website (www.Boatatopia.com.), in a format similar to classified advertising. In January of 2007, we commenced our planned principal operations, and therefore have no significant assets. In February of 2008 we completed our public offering wherein we raised $55,000 to be utilized to commence our business operations. On March 30, 2009, we changed the Company’s name from Boatatopia to Minatura Gold.

In the three months ended March 31, 2009, we did not generate any revenues and incurred a net loss of $36,929. Since our inception on January 16, 2007 through March 31, 2009, we did not generate any revenues and incurred a net loss of $83,897. Our ability to proceed with our plan of operation has continuously been a function of our ability to generate revenues and raise sufficient capital to continue our operations.

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

As a result of our lack of revenue generation, we plan to re-assess our business plan, and aggressively seek out other business opportunities. In an effort to substantiate stockholder value, we are seeking compatible business opportunities. We can provide no assurance that we will be able to locate compatible business opportunities. As of March 31, 2009, we have been in preliminary discussions with a private company interested in a potential merger with us. As of the date of this filing, there have been no definitive agreements reached with this company. If and when we enter into a definitive agreement with any company, we will file a current report on Form 8-K.

Recent Developments

On February 2, 2009, we effected a 10-for-1 forward stock split of our $0.001 par value common stock.

On March 30, 2009, the Company’s name was changed from Boatatopia to Minatura Gold. The name change occurred as a result of a stockholder proposal which was approved by a majority of the stockholders of the Company at the Annual Stockholders Meeting on March 17, 2009.

On March 27, 2009, we entered into a letter of intent (the “LOI”) with Camicol, SA (“Camicol”), with respect to the proposed asset acquisition by the Company of certain assets of Camicol.

On March 27, 2009, we entered into a letter of intent (the “LOI”) with Gold Ventures 2008, LLC (“GV”), with respect to the proposed membership purchase of 100% of the membership interest of GV.

On March 27, 2009, we entered into a letter of intent (the “LOI”) with Minatura Nevada, LLC (“MN”), with respect to the proposed membership purchase of 100% of the membership interests of MN.

The LOI’s will serve as the framework for the definitive agreements. The parties will use their best efforts to complete the definitive agreements and have the agreements approved by the parties board of directors by May 2009.

The LOI’s reflect the present intentions of the parties and are subject to execution of a definitive agreement.

As of the date hereof, we have not entered into a definitive and/or binding agreement for the LOI’s mentioned above. When any such agreements are reached we will file notice of such agreements or facts with the Securities and Exchange Commission on Form 8-K.

Plan of Operation

We are developing an online boat advertising platform to provide a method by which buyers and sellers of boats are brought together in an efficient format to browse, buy and sell boats to a distinct and focused customer. The boat classified marketplace being developed by us will be designed to give boat shoppers and sellers more control over the entire process of buying and selling boats by providing detailed information to make an informed buying or selling decision. Upon completion of our website, the Company is intended to have a website which will be a fully automated, topically arranged, intuitive, and easy-to-use service that supports a buying and selling experience in which sellers list boats for sale and buyers provide offers on boats in a fixed-price format. However, and alternatively, we have been, in light of the current financial market instability, been seeking other ventures, which may provide us opportunities which are more likely to provide us financial reward than a business in selling advertising positions of discretionary products.

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

Initially, our plan for satisfying our cash requirements for the next twelve months was to be through the funds from our offering (raised $55,000 in February 2008), third party financing, and/or traditional bank financing. During the three months ended March 31, 2009, our officer and sole director, Mr. Causey continued his part time work without compensation and agreed he would not receive any compensation until such time as there were either sufficient funds from operations, or alternatively, funds were available through private placements or another offering in the future. We did not allocate any pay for Mr. Causey out of the funds raised in our offering. If we do not receive any additional funds we could continue in business for the next twelve months. However, we would not be in a position to complete the website as set forth in our business plan, or provide any significant advertisement for our customers, thus we would not anticipate any significant revenues. Since our website is operational, we can conduct business and earn revenues.

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

Significant changes in number of employees. During the three months ended March 31, 2009, the number of employees required to operate our business was one part time individual. Once we commence our advertising program, and word of mouth advertising, our plan of operation anticipates our requiring additional capital to hire at least one full time person.

Milestones:

As a result of being a development stage company with minimal amounts of equity capital initially available, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $7,500, which was achieved in 2007; (2) goals based upon our funding of $55,000, funding and goals were implemented in 2008; and (3) goals based upon or funding additional equity and/or debt in the approximate sum of $100,000 to $200,000, which is currently being sought out.

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

As of March 31, 2009, we continued to use equity sales and debt financing to provide the capital we need to run our business.  In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2009 compared to March 31, 2008.

	March 31, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$1,130	$21,825	$(20,695)	(95%)

Current Liabilities	7,527	1,293	6,234	482%

Working Capital (deficit)	$(6,397)	$20,532	$(26,929)	(131%)

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

We were incorporated in January of 2007 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $83,897 as of March 31, 2009, and (iii) we have incurred losses of $36,929 for the three months ended March 31, 2009, and have been focused on organizational and start-up activities, business plan development, and website design. Although we have established a website there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees.

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

A decline in discretionary consumer spending may adversely affect the Company’s industry, its operations, and ultimately its profitability.

Luxury products, such as boats and recreational watercrafts, are discretionary purchases for consumers. Any reduction in consumer discretionary spending or disposable income may affect the boating industry more significantly than other industries. Many economic factors outside of the Company’s control could affect consumer discretionary spending, including the financial markets, consumer credit availability, prevailing interest rates, energy costs, employment levels, salary levels, and tax rates. Any reduction in discretionary consumer spending could materially adversely affect the Company’s business and financial condition.

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

We may acquire assets or other businesses in the future.

We may consider acquisitions of other assets or other business. Any acquisition involves a number of risks that could fail to meet our expectations and adversely affect our profitability. For example:

•	The acquired assets or business may not achieve expected results;

•	We may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating the acquired assets;

•	We may not be able to retain key personnel of an acquired business;

•	Our management’s attention may be diverted; or

•	Our management may not be able to manage the acquired assets or combined entity effectively or to make acquisitions and grow our business internally at the same time.

If these problems arise we may not realize the expected benefits of an acquisition.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

·	Deliver to the customer, and obtain a written receipt for, a disclosure document;
·	Disclose certain price information about the stock;
·	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
·	Send monthly statements to customers with market and price information about the penny stock; and
·	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2009.

Item 3.                             Defaults Upon Senior Securities.

None.

Item 4.                             Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on March 17, 2009. Business conducted at the meeting included the following proposals:

1.	To elect new directors to serve until the next annual meeting or until their successors are elected and qualified; Stephen Causey was re-elected to serve as the Company’s sole director; and
2.	To ratify Lawrence Scharfman & Co., CPA, P.C. as our independent auditors.

Each share of Common Stock was entitled to one vote. Only stockholders of record at the close of business on March 6, 2009, were entitled to vote.  The number of outstanding shares at the time was 14,000,000 held by approximately 52 stockholders. The required quorum of stockholders was present at this meeting.

Votes on the election of a new director were as follows:

Director	For	Against	Broker Non-Votes
Stephen Causey	11,150,000	0	2,850,000

Item 5.                             Other Information.

None.

Item 6.                             Exhibits.

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Boatatopia		SB-2		3(i)(a)	2/14/07
3(i)(b)	Amended and Restated Articles of Incorporation, Dated March 27, 2009		8-K		3(i)(d)	3/30/09
3(ii)(a)	Bylaws of Boatatopia		SB-2		3(ii)(a)	2/14/07
3(ii)(b)	Amended and Restated Bylaws dated 3/30/09		8-K		3(ii)(b)	3/30/09
4	Instrument defining the rights of security holders: (a)Articles of Incorporation (b)Bylaws (c)Stock Certificate Specimen		SB-2			2/14/07
10.1	Subscription Agreement		SB-2		10.1	2/14/07
10.2	Letter of Intent between Minatura Gold and Camicol, SA, dated 3/27/09		8-K		10.2	4/01/09
10.3	Letter of Intent between Minatura Gold and Minatura Nevada, LLC, dated 3/27/09		8-K		10.3	4/01/09
10.4	Letter of Intent between Minatura Gold and Gold Ventures 2008, LLC, dated 3/27/09		8-K		10.4	4/01/09
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINATURA GOLD
(Registrant)

By:/S/ Stephen N. Causey
      Stephen N. Causey, Chief Executive Officer
      (On behalf of the registrant and as
       principal financial officer)

Date: May 20, 2009