Form 10-Q
period 2009-06-30
Minatura Gold
filed 2009-08-06
CIK 1387341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34070

MINATURA GOLD

(Exact name of registrant as specified in its charter)

Nevada	20-8273426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

402 West Broadway, Suite 690-B, San Diego, California	92101
(Address of principal executive offices)	(Zip Code)

(619) 704-3679

(Registrant’s telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group
402 West Broadway, Suite 690
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
Yes ☐   No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on July 24, 2009, was 14,050,000 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$134,239	$9,790
Prepaid expenses	-	12,035
Notes receivable - related party	105,000	-
Accrued interest receivable - related party	15	-
Total current assets	239,254	21,825

Total assets	$239,254	$21,825

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	3,000	1,000
Accounts payable - related party	35,647	293
Notes payable	10,000	-
Accrued interest payable	15	-
Total current liabilities	48,662	1,293

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares
authorized, 14,050,000 shares issued and outstanding
as of June 30, 2009 and December 31, 2008, respectively	14,000	14,000
Additional paid-in capital	58,500	53,500
Stock payable	250,000	-
(Deficit) accumulated during development stage	(131,908)	(46,968)
Total stockholders' equity	190,592	20,532

Total liabilities and stockholders' equity	$239,254	$21,825

See accompanying notes to financial statements.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					January 16, 2007
	For the Three Months Ended		For the Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	1,746	103	1,806	140	2,108
License and filing fees	-	-	-	7,186	7,186
Professional fees	46,265	1,000	83,134	6,315	122,669

Total operating expenses	48,011	1,103	84,940	13,641	131,963

Net operating (loss)	(48,011)	(1,103)	(84,940)	(13,641)	(131,963)

Other income (expense):
Interest income	-	10	-	41	55
Interest income - related party	15	-	15	-	15
Interest expense	(15)	-	(15)	-	(15)
Total other income (expense)	-	10	-	41	55

(Loss) before provision for income taxes	(48,011)	(1,093)	(84,940)	(13,600)	(131,908)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(48,011)	$(1,093)	$(84,940)	$(13,600)	$(131,908)

Weighted average number of common shares
outstanding - basic and fully diluted	14,000,000	14,000,000	14,000,000	11,612,637

Net (loss) per common share - basic and fully diluted
	$(0.00)	$(0.00)	$(0.01)	$(0.00)

See accompanying notes to financial statements.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
			January 16, 2007
	For the Six Months Ended		(inception) to
	June 30,		June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(84,940)	$(13,600)	$(131,908)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	-	-	10,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	12,035	-	-
Increase in accrued interest receivable - related party	(15)		(15)
Increase in accounts payable	2,000	-	3,000
Increase in accounts payable - related party	35,354	-	35,354
Increase in accrued interest payable	15	-	308

Net cash (used) in operating activities	(35,551)	(13,600)	(83,261)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances for notes receivable - related party	(105,000)	-	(105,000)

Net cash (used) by investing activities	(105,000)	-	(105,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	250,000	50,000	307,500
Donated capital	5,000	-	5,000
Proceeds from notes payable	10,000	-	10,000

Net cash provided by financing activities	265,000	50,000	322,500

NET CHANGE IN CASH	124,449	36,400	134,239

CASH AT BEGINNING OF YEAR	9,790	4,378	-

CASH AT END OF YEAR	$134,239	$40,778	$134,239

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Number of shares issued for services	-	-	100,000

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

Note 2 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $131,908 for the period from January 16, 2007 (inception) to June 30, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Recent Accounting Pronouncements (continued)

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

Note 7 – Notes Receivable – related party

On June 29, 2009, the Company executed a $1,000,000 line of credit with Gold Resource Partners (“GRP”), an entity owned and controlled by an officer of the Company.  During the six months ended June 30, 2009, the Company loaned $105,000 to GRP.  The balloon payment of principal and accrued interest is due on June 28, 2010 and bears interest at a rate of 5% per year.  During the six months ended June 30, 2009, the Company had interest income of $15.

Note 8 – Notes Payable

On June 8, 2009, the Company executed a $1,000,000 line of credit with Elite Capital Management (“Elite”), an unrelated third party.  During the six months ended June 30, 2009, the Company received $10,000 from Elite.  The note is due on June 7, 2010 and bears interest at a rate of 5% per year.  During the six months ended June 30, 2009, the Company had interest expense of $15.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 9 – Stockholders’ Equity

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

On March 11, 2009, the Company received donated capital of $5,000 from a note holder.

On June 26, 2009, the Company received $250,000 for the sale of 50,000 shares of $0.001 par value common stock.  As of June 30, 2009, the shares are unissued and are recorded as a stock payable.

As of June 30, 2009, there have been no other issuances of common stock.

Note 10 – Warrants and Options

As of June 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 11 – Agreements

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

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The LOI’s will serve as the framework for the definitive agreements.  The parties will use their best efforts to complete the definitive agreements and have the agreements approved by the parties board of directors by May 1, 2009.

On June 12, 2009, the Company entered into a membership purchase agreement and plan of reorganization by and among Gold Venture 2008, LLC (“Gold Venture”), a Nevada limited liability company, and Flat Holdings, LLC, a Nevada limited liability company (“Flat”), the constituent entities, whereby the Company intends to acquire Flat’s 40% interest in Gold Venture and to merge with Gold Resource Partners, LLC (“GRP”), which owns 60% of Gold Venture.

On June 17, 2009, the Company entered into a reverse triangular merger by and among Boatatopia Sub Corp. (“SUB CO”), a wholly owned subsidiary of the Company, and Gold Resource Partners, LLC, a Nevada limited liability company (“GRP”), the constituent entities, whereby the Company intends to issue 10,258,821 shares of its common stock in exchange for 100% of GRP’s outstanding membership interests.  Pursuant to the terms of the merger, GRP will be merged with SUB CO wherein SUB CO shall cease to exist and GRP will become a wholly owned subsidiary of the Company.  Subject to the terms and conditions set forth in the Merger Agreement, the Merger is anticipated to become effective on August 1, 2009.

Pursuant to the terms of the Merger Agreement, the board of directors of the Company, will resign and appoint new directors of the Company to serve until the next annual meeting of shareholders, or until successors have been elected.

The Merger Agreement contains normal conditions to closing including the audited financial statements of GRP.

Additionally, the Merger Agreement sets forth conditions that the Company shall have obtained a cancellation of 1,000,000 shares of restricted common stock held in the name of Stoecklein Law Group and a cancellation of 7,500,000 shares of common stock held by Stephen Causey, pursuant to the terms and conditions of the Termination Agreement.

The acquisitions, upon completion, will provide the Company with the ownership of 100% of Gold Venture 2008, LLC, 100% of Minatura Nevada Corp., and 100% of Camicol SA, along with various other mining properties located in Colombia, including the San Pablo Gold Mine, an ongoing mining operation that is in production, located in the mining district of Segovia-Remedios.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	inability to raise additional financing;
•	increased competitive pressures from existing competitors and new entrants;
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

Item 2. Plan of Operation.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “the Company”, and similar terms refer to Minatura Gold and its subsidiary unless otherwise expressly stated or the context otherwise requires.

The information set forth herein is only a summary of our business plans. The following business description assumes (i) the completion of the GRP Merger, and (ii) the GV Acquisition. The following is a description of the business that MGOL intends to operate after the closings of the GRP Merger and the GV Acquisition.

OVERVIEW AND OUTLOOK

Minatura Gold (“MGOL”) was formed as a Nevada corporation in January 2007 as Boatatopia. In March of 2008 MGOL changed its name to Minatura Gold, and as a result of entering into agreements with Gold Resource Partners LLC (“GRP”) and Flat Holdings, LLC, (“Flat”), Minatura Gold is pursuing the exploration, development, mining, dredging and refining of gold as well as the exploration and commercialization of other precious metals available in the Republic of Colombia. The agreements with GRP and Flat will provide Minatura Gold with the ownership of 100% of Gold Ventures 2008, LLC, and with 100% of Minatura Nevada Corp., 100% of Camicol SA, along with various other mining properties located in Colombia, including the San Pablo Gold Mine, an ongoing mining operation that is in production, located in the mining district of Segovia-Remedios.

Upon closing of the transactions with GRP and Flat, MGOL will own and operate mining concessions in Colombia, in addition to owning a dredging equipment manufacturer capable of producing mining equipment utilized in mining operations. The mining concessions located in the mining districts of Antioquia and Caldas, Colombia, currently include in excess of 99,000 acres of mining property. Dredging equipment built and supplied by Minatura Nevada Corp., a subsidiary of GPR is currently on location at the Coco Hondo site in Colombia and received permits in February of 2009 to commence mining operations, which are anticipated to start production in third quarter of 2009.

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

The LOI’s serve as framework for definitive agreements. The parties will use their best efforts to complete all the definitive agreements and have the agreements approved by the parties board of directors.

On June 12, 2009, MGOL entered into a reverse triangular merger by and among Boatatopia Sub Corp. (“SUB CO”), a wholly owned subsidiary of the Company, and Gold Resource Partners, LLC, a Nevada limited liability company (“GRP”), the constituent entities, whereby the Company will issue 10,258,821 shares of its Rule 144 restricted common stock in exchange for 100% of GRP’s outstanding membership interests. Pursuant to the terms of the merger, GRP will be merged with SUB CO wherein SUB CO shall cease to exist and GRP will become a wholly owned subsidiary of MGOL.  Subject to the terms and conditions set forth in the Merger Agreement, the Merger is anticipated to become effective on August 1, 2009.

Pursuant to the terms of the Merger Agreement, the board of directors of MGOL, resigned and appointed new directors of the Company to serve until the next annual meeting of stockholders, or until successors have been elected.

The Merger Agreement contains normal conditions to closing including the audited financial statements of GRP, prepared pursuant to Regulation S-X to be completed and presented to the Company for filing with an Amended Form 8-K, as required by Item 2.01 and Item 9.01 of Form 8-K.

Additionally, the Merger Agreement sets forth conditions that the Company shall have obtained a cancellation of 1,000,000 shares of restricted common stock held in the name of Stoecklein Law Group and a cancellation of 7,500,000 shares of common stock held by Stephen Causey, pursuant to the terms and conditions of the Termination Agreement.

A copy of the Agreement and Plan of Merger between SUB CO and GRP is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 23, 2009 and is incorporated in its entirety herein.

On June 17, 2009, we issued a press release announcing the execution of a definitive agreement for gold mining acquisition (99,000 + acres). A copy of the press release is attached as Exhibit 99.1 to the Current Report on Form 8-K filed on July 23, 2009.

On June 12, 2009, we entered into a membership purchase agreement and plan of reorganization by and among Gold Venture 2008, LLC (“Gold Venture”), a Nevada limited liability company, and Flat Holdings, LLC, a Nevada limited liability company (“Flat”), the constituent entities. As mentioned above MGOL intends to acquire Flat’s 40% interest in Gold Venture, along with the previously announced agreement to merge with Gold Resource Partners, LLC, which owns 60% of Gold Venture. This acquisition, upon completion, will provide MGOL with the ownership of 100% of Gold Venture 2008, LLC, 100% of Minatura Nevada Corp., and 100% of Camicol SA, along with various other mining properties located in Colombia, including the San Pablo Gold Mine, an ongoing mining operation that is in production, located in the mining district of Segovia-Remedios. A copy of the Membership Purchase Agreement between the MGOL, Gold Venture and Flat is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on July 28, 2009 and is incorporated in its entirety herein.

On July 22, 2009, we issued a press release announcing the execution of a definitive agreement for acquiring Flat’s 40% interest in Gold Venture. A copy of the press release is attached as Exhibit 99.2 to the Current Report on Form 8-K filed on July 28, 2009.

Resignation of Director and Officers

On June 24, 2009, Mr. Steve Causey gave MGOL notice of his resignation from his position as a member of the Board of Directors and as President of Company, effective immediately.

On June 24, 2009, Ms. Gisela Stoecklein gave MGOL notice of her resignation from her position as Secretary of the Company, effective immediately.

Appointment of Officers

Upon the resignation of Mr. Causey and Ms. Stoecklein, the Board of Directors appointed Mr. Juan Perez to serve as the Company’s President, Mr. Paul R. Dias as CEO, and appointed Mr. Bill McVey to serve as the Company’s Secretary and Treasurer.

Juan Perez – President Mr. Perez is a US citizen who has lived in Colombia for most of his life.  He was a consultant to business and government on numerous alluvial mining and exploration projects in Colombia for over 30 years.  Mr. Perez was General Manager and a Co-founder of Promocion de Proyectos Mineros (PPM).  He was also Professor at the Faculty of Mines in Medellin from 1984 to 2007.  Mr. Perez graduated with a degree in mining engineering from the Universidad Nacional in Colombia and completed postgraduate studies in the UK at the University of Nottingham.

Paul R. Dias – CEO Paul Dias is the original founder of Gold Resource Partners and various related entities.  A financier and venture capitalist with over 20 years of international business experience, he has raised capital for numerous companies in natural resources, information technology and alternative health sectors. Mr. Dias has been exclusively involved in the acquisition, exploration, and development of mineral concessions in Colombia since 2001.  Along with Gold Resource Partners, Mr. Dias is also the founder of subsidiary companies that support mining operations in Colombia. Those include a dredge manufacturing facility and a gold recovery systems facility.

Bill McVey – Secretary and Treasurer William F. McVey Sr. started Continental Fire Sprinkler Company, July 1971 with another partner.  Continental employed approx. 200 people and did contract work across 32 states. Revenue reached 34 million dollars. He also started Continental Alarm and Detection Company in 1995. This Company did all types of Security, Camera's, Fire and Smoke detectors and Central Station Alarm monitoring.  Both companies were sold to Peter Kiewit Construction Co., July 2005. Kiewit is the 5th largest building and road contractor in the United States. He also started Grif-Fab Corp., in Denver, Colorado in 1973. Grif-Fab was a wholesale piping supply co and steel Fabricator. Grif-Fab also had a sub-plant in Albuquerque, New Mexico and Kingman, Arizona. All 3 entities were sold to Ferguson Enterprises. ( A Woosley Co.). Feb. 2007.

Appointment of Director

Prior to the resignation of Mr. Causey, the Board of Directors appointed Mr. Paul R. Dias and Mr. Bill McVey to serve as members of the Company’s Board of Directors.  Currently, the Company does not have separate committees within the Board of Directors such as an Audit, Nominating, or Governance committees due to having limited resources.  Therefore, Mr. Dias and Mr. McVey will participate as the Company’s entire board of directors in performing some of the functions associated with these separate committees.

As the result in change of management and change of direction in the Company, MGOL has temporarily changed its principal address to the following: 402 West Broadway, Suite 690-B, San Diego, California 92101, effective as of June 24, 2009.

Plan of Operation

With the dramatic improvement in the political and economic climate in Colombia and the recent influx of foreign investment and activities, management feels that the political and socioeconomic environment are sufficiently secure to now deploy substantial capital towards proving out the gold reserves in the licenses and commencing mining operations at a number of them in the short term. Many major and junior mining companies are commencing to deploy substantial capital in Colombia as they have come to the same conclusion. As such, the Gold Mining Entities have acquired and are in development of multiple concessions which eventually is planned to be in excess of over 1.2 million acres in Colombia.

Our direct attention is focused on the completion of the GRP Merger and the GV Acquisition. The Business of MGOL, as it presently exists, is based upon the completion of the GRP Merger and the GV Acquisition.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2009 compared to December 31, 2008.

	June 30, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$239,254	$21,825	$217,429	996%

Current Liabilities	48,662	1,293	47,369	3663%

Working Capital (deficit)	$(190,592)	$(46,968)	$143,624	306%

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock and by borrowings. In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products.

As of June 30, 2009, we continue to use traditional and/or debt financing to provide the capital we need to run the business. In the future, we need to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain loans.

Financing.  On June 8, 2009, the Company executed a $1,000,000 line of credit with Elite Capital Management (“Elite”), an unrelated third party.  During the six months ended June 30, 2009, the Company received $10,000 from Elite.  The note is due on June 7, 2010 and bears interest at a rate of 5% per year.  During the six months ended June 30, 2009, the Company had interest expense of $15.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2009, our cash balance was $134,239.  Our plan for satisfying our cash requirements for the next twelve months is through additional sales of our common stock, third-party financing, and/or traditional bank financing, and sales-generated income. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion, and may consider additional equity or debt financing or credit facilities.

Since inception, we have financed cash flow requirements through debt financing and the issuance of common stock for cash and services. As we continue to expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings, giving consideration to loans and working diligently to move sales ahead to the extent necessary to provide working capital.

We may continue to incur operating losses over the majority or some portion of the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

As a result of our cash requirements and our lack of working capital, although not anticipated, we may continue to issue stock in exchange for loans and/or equity, which may have a substantial dilutive impact on our existing stockholders.

Going Concern

The financial statements included in this filing have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated significant revenues. As shown on the accompanying financial statements, the Company has incurred a net loss of $131,908 for the period from January 16, 2007 (inception) to June 30, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

In order to obtain the necessary capital, the Company will seek equity and/or debt financing. If the financing does not provide sufficient capital, stockholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, it is unlikely for the Company to continue as a going concern.

Summary of any product research and development that we will perform for the term of the plan.

We do not anticipate performing any significant product research and development over the next twelve-month period. Research and development efforts will be based upon the completion of the GRP Merger and the GV Acquisition.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment at this time or in the next 12 months.

Significant changes in number of employees.

We currently employ close to 200 people in the Coco Hondo and San Pablo Mine, including managers and workers and will add permanently as the exploitation phase starts. The mines operate three shifts per day and vigilance is provided by an external company that specializes in mine security.

Critical Accounting Policies and Estimates

Recent Accounting Pronoucements

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

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Paul Dias, our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Dias, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

Risks Relating with Our Business and Marketplace

Our inability to complete the merger with Gold Resource Partners, LLC and the acquisition of Flat Holdings, LLC membership interest in Gold Ventures 2008, LLC, would substantially impact our business opportunities in the gold mining industry.

Our ability to enter the exploration, development, mining, dredging and refining of gold is the result of entering into agreements with Gold Resource Partners LLC (“GRP”) and Flat Holdings, LLC, (“Flat”). Minatura Gold is pursuing the exploration, development, mining, dredging and refining of gold as well as the exploration and commercialization of other precious metals available in Colombia solely because of the agreements.

Upon closing of the transactions with GRP (GRP Merger) and Flat (GV Acquisition), MGOL will own and operate mining concessions in Colombia, in addition to owning a dredging equipment manufacturer capable of producing mining equipment utilized in mining operations. The mining concessions located in the mining districts of Antioquia and Caldas, Colombia, currently include in excess of 99,000 acres of mining property, including the San Pablo Gold Mine, an ongoing mining operation that is in production, located in the mining district of Segovia-Remedios. Dredging equipment built and supplied by Minatura Nevada Corp., a subsidiary of GPR is currently on location at the Coco Hondo site in Colombia and received an Environmental Permit in February of 2009 to commence mining operations, which are anticipated to start production in Q4/09.

If we are unable to complete our agreements with GRP and Flat, we will have no business operations, and your investment in us will be at substantial risk. If we complete the acquisitions of GRP and Flat, our operations will be speculative due to the high-risk nature of our business, which will be the acquisition, financing, exploration, development and operation of mining properties. These risk factors could materially affect the Company’s future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to the Company.

We are exposed to fluctuations in exchange rates that could have a material adverse impact on the results of our operations.

The majority of the Company’s sales are denominated in US dollars. The Company also finances our operations and holds surplus cash primarily in US dollars. Given the dominant role of the US dollar in our operations it is the currency in which its results are presented both internally and externally. We also incur costs in US dollars but significant costs are influenced by the local currencies of the territories in which its ore reserves and other assets are located, primarily. These currencies are principally the Colombian pesos. Our normal policy is not to enter into hedging arrangements relating to changes or fluctuations in foreign exchange rates. As a result, if there is an appreciation in the value of these currencies against the US dollar or prolonged periods of exchange rate volatility these changes may have a material adverse impact on the our results of operations

Our exploration and development of new projects might be unsuccessful, expenditures may not be fully recovered and depleted ore reserves may not be replaced.

Although our activities are primarily directed towards mining operations, our activities also include the exploration for and development of mineral deposits. Mining operations generally involve a high degree of risk. Our operations are subject to all the hazards and risks normally encountered in the exploration, development and production of gold, silver, copper, lead and zinc including unusual and unexpected geologic formations, seismic activity, rock bursts, cave-ins, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. Although appropriate precautions to mitigate these risks are taken, milling operations are subject to hazards such as equipment failure or failure of retaining dams around tailings disposal areas which may result in environmental pollution and consequent liability. The exploration for and development of mineral deposits involves significant risks which even a combination of careful evaluation, experience and knowledge may not eliminate. While the discovery of an ore body may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenses may be required to locate and establish mineral reserves, to develop metallurgical processes and to construct mining and processing facilities at a particular site. It is difficult to ensure that the exploration or development programs planned by the Company or any of our joint venture partners will result in a profitable commercial mining operation. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as size, grade, metallurgy and proximity to infrastructure; metal prices which are highly cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of any of these factors may result in the Company not receiving an adequate return on invested capital. There is no certainty that the expenditures made by the Company towards the search and evaluation of mineral deposits will result in discoveries of commercial quantities of ore.

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

We depend on certain key employees, and believe the loss of any of them would have a material adverse effect on our business.

We will be dependent on the continued services of our new management team, as well as our outside engineering consultants and contractors. While we have no assurance that our current management will produce successful operations, the loss of such personnel could have an adverse effect on meeting our production and financial performance objectives. We have no assurance that we will not lose the services of these or other key personnel and may not be able to timely replace any personnel if we do lose their services.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE, or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics.

We have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently have only two directors. If we expand our board membership in future periods to include independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees are made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should consider our current lack of corporate governance measures in making their investment decisions.

Because our success is dependent upon a limited number of people, our business may fail if those individuals leave the company.

The ability to identify, negotiate and consummate transactions that will benefit us is dependent upon the efforts of our management team.  The loss of the services of any member of management could have a material adverse effect on us. Our planned drilling activities may require significant investment in additional personnel and capital equipment. Given the current shortage of equipment and experienced personnel within the mining industry, there can be no assurance that we will be able to acquire the necessary resources to successfully implement our business plan. We have historically experienced, and continue to experience, significant delays in receiving verifying assay and check assay results from our third-party analytical laboratories, and, as a result, there can be no assurance that we will be able to complete our resource estimates on a timely basis.

If restrictions on repatriation of earnings from Colombia to foreign entities are instituted, our business may be materially negatively affected.

Currently there are no restrictions on the repatriation from Colombia of earnings to foreign entities. However, given the political climate in Latin America and its history of regime changes there can be no assurance that restrictions on repatriations of earnings from Colombia will not be imposed in the future.

Because we conduct operations in Colombia, we are subject to foreign currency fluctuations, which may materially affect our financial results.

Our operations in Colombia make us subject to foreign currency fluctuations and such fluctuations may materially affect our financial position and results. We report our financial results in U.S. dollars and incur expenses in U.S. dollars, and Colombian pesos. As the exchange rate of the U.S. dollar and Colombian peso fluctuates, we will experience foreign exchange gains and losses, both realized and unrealized, and such gains and losses may be significant. We do not hedge any of our foreign currency denominated balance sheet or operating exposures.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  As a result of our filing a Registration Statement in the past, we are subject to Sarbanes-Oxley Act and more specifically SOX 404. As a small public company, pursuant to SEC Release 2006-136, we anticipate we are subject to the requirement of having our annual report contain management’s assessment of the effectiveness of the Company’s internal control over financial reporting for the period ended December 31, 2008.  Additionally, we will have to comply with Section 404(b), which requires an auditor’s attestation report on internal control beginning with our annual report for the fiscal year ended December 31, 2009. We are currently evaluating the effect that the adoption of Section 404 will have on our consolidated operating results and financial condition, and the cash flow necessary to implement SOX 404, in order to allow our management to report on, and our independent auditors attest to, our internal controls.

We will need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders. Ultimately, this may result in our inability to fund our working capital requirements and harm our operational results.

The mining, processing, development and exploration of our properties, may require substantial additional financing. Failure to obtain sufficient financing may result in delaying or indefinite postponement of exploration, development or production on any or all of our properties or even a loss of property interest. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to the Company.

Current Global Financial Conditions may impact our ability to raise the capital required for our planned growth.

Current global financial conditions have been subject to increased volatility, with numerous financial institutions having either gone into bankruptcy or having to be rescued by government authorities. Access to financing has been negatively impacted by both sub-prime mortgages in the United States and elsewhere and the liquidity crisis affecting the asset-backed commercial paper market. As such, we are subject to counterparty risk and liquidity risk. We are exposed to various counterparty risks including, but not limited to: (i) financial institutions that hold our cash; (ii) through companies that have payables to us, including concentrate customers; (iii) through our insurance providers; (iv) through our lenders; and (v) through companies that have received deposits from us for the future delivery of equipment. We are also exposed to liquidity risks in meeting our operating expenditure requirements in instances where cash positions are unable to be maintained or appropriate financing is unavailable. These factors may impact the ability of us to obtain loans and other credit facilities in the future and, if obtained, on terms favorable to us. If these increased levels of volatility and market turmoil continue, our planned growth could be adversely impacted and the trading price of our securities could be adversely affected.

We may be impacted by inadequate Infrastructure

Mining, processing, development and exploration activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important determinants, which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, community, government or other interference in the maintenance or provision of such infrastructure could adversely affect MGOL’s operations, financial condition and results of operations.

Risks Related to our Mining Business.

Due to the nature of our business, mining, there are significant Environmental Risks and Hazards associated with our mining operations.

Our operations are subject to environmental regulation in the various jurisdictions in which it operates. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will likely require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our results of operations. Environmental hazards may exist on the properties on which we hold interests which are unknown to us at present and which have been caused by previous or existing owners or operators of the properties. Government approvals and permits are currently, and may in the future be, required in connection with our operations. To the extent such approvals are required and not obtained, we may be curtailed or prohibited from continuing its mining operations or from proceeding with planned exploration or development of mineral properties.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing operations and activities of mining and exploration companies, or more stringent implementation thereof, could have a material adverse impact on us and our results of operations and cause increases in exploration expenses, capital expenditures or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties. Production at certain of our mines may involve the use of sodium cyanide which is a toxic material. Should sodium cyanide leak or otherwise be discharged from the containment system then we may become subject to liability for clean-up work that may not be insured. While appropriate steps will be taken to prevent discharges of pollutants into the ground water and the environment, we may become subject to liability for hazards that it may not be insured against.

Competition — In the event that we are unable to successfully compete within the mineral exploration business, we may not be able to achieve profitable operations.

The mining industry is competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, precious and base metals. Many of these companies have greater financial resources, operational experience and technical capabilities than we do. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms it considers acceptable or at all. Consequently, our revenues, operations and financial condition could be materially adversely affected.

Due to numerous factors beyond our control which could affect the marketability of gold including the market price for gold, we may have difficulty selling any gold even though commercially viable deposits are known to exist.

The availability of markets and the volatility of market prices are beyond our control and represent a significant risk. Even though commercially viable deposits of gold are known to exist on our property interests, a ready market may not exist for the sale of the reserves. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. These factors could inhibit our ability to sell gold in even though commercially viable deposits are known to exist.

Government Regulation and Environmental Risks — Because we are subject to various governmental regulations and environmental risks, we may incur substantial costs to remain in compliance.

Our operations are subject to Colombian and local laws and regulations regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials. Any changes in these laws could affect our operations and economics. Environmental laws and regulations change frequently, and the implementation of new, or the modification of existing, laws or regulations could harm us. We cannot predict how agencies or courts in Colombia will interpret existing laws and regulations or the effect that these adoptions and interpretations may have on our business or financial condition. We may be required to make significant expenditures to comply with governmental laws and regulations.

Any significant mining operations will have some environmental impact, including land and habitat impact, arising from the use of land for mining and related activities, and certain impact on water resources near the project sites, resulting from water use, rock disposal and drainage run-off. No assurances can be given that such environmental issues will not have a material adverse effect on our operations in the future. While we believe we do not currently have any material environmental obligations, exploration activities may give rise in the future to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation.

Additionally, we do not maintain insurance against environmental risks. As a result, any claims against us may result in liabilities we will not be able to afford, resulting in the failure of our business. Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in exploration operations may be required to compensate those suffering loss or damage by reason of the exploration activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

Amendments to current laws, regulations and permits governing operations and activities of exploration companies, or more stringent implementation thereof, could have a material adverse impact on us and cause increases in expenditures and costs or require abandonment or delays in developing new mining properties.

If we have incorrectly estimated our mineral resources and future production, our future revenues will be materially negatively affected.

Our mineral resource estimates are estimates only and no assurance can be given that any proven or probable reserves will be discovered or that any particular level of recovery of minerals will in fact be realized or that an identified reserve or resource will ever qualify as a commercially mineable (or viable) deposit which can be legally and economically exploited. In addition, the grade of mineralization which may ultimately be mined may differ from that indicated by drilling results and such differences could be material. Production can be affected by such factors as permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. Resource estimates should not be interpreted as assurances of commercial viability or potential or of the profitability of any future operations.

Our due diligence activities with respect to our property interests cannot assure that these properties will ultimately prove to be commercially viable.

Our due diligence activities have been limited, and to a great extent, we have relied upon information provided to us by third-party advisors. Accordingly, no assurances can be given that the properties or mining rights we possess will contain adequate amounts of gold for commercialization. Further, even if we recover gold from such mining properties, we cannot guarantee that we will make a profit. If we cannot acquire or locate commercially exploitable gold deposits, or if it is not economical to recover the gold deposits, our business and operations will be materially adversely affected. The mining areas presently being assessed by us may not contain economically recoverable volumes of minerals or metals. We have relied and may continue to rely, upon consultants and others for operating expertise.

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

Future sales of our common stock may result in a decrease in the market price of our common stock, even if our business is doing well.

The market price of our common stock, when and if established, could drop due to sales of a large number of shares of our common stock in the market after the offering or the perception that such sales could occur. This could make it more difficult to raise funds through future offerings of common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 26, 2009, we sold a total of 50,000 shares of our restricted common stock to 4 accredited investors for a total purchase price of $250,000, all of which was paid in cash. The 50,000 shares have not been issued as of the date of this filing. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2009.

Item 3.                             Defaults Upon Senior Securities.

None.

Item 4.                             Submission of Matters to a Vote of Security Holders.

None.
Item 5.                             Other Information.

None.

Item 6.                             Exhibits.

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger between Minatura Gold, Inc., Boatatopia Sub Corp and Gold Resource Partners, LLC, dated June 17, 2009		8-K		2.1	6/23/09
2.2	Membership Purchase Agreement between Minatura Gold, Gold Venture 2008, LLC and Flat Holdings, LLC, dated June 12, 2009		8-K		2.2	7/28/09
3(i)(a)	Articles of Incorporation of Boatatopia		SB-2		3(i)(a)	2/14/07
3(i)(b)	Amended and Restated Articles of Incorporation, Dated March 27, 2009		8-K		3(i)(d)	3/30/09
3(ii)(a)	Bylaws of Boatatopia		SB-2		3(ii)(a)	2/14/07
3(ii)(b)	Amended and Restated Bylaws dated 3/30/09		8-K		3(ii)(b)	3/30/09
4	Instrument defining the rights of security holders: (a)Articles of Incorporation (b)Bylaws (c)Stock Certificate Specimen		SB-2			2/14/07
10.1	Subscription Agreement		SB-2		10.1	2/14/07
10.2	Letter of Intent between Minatura Gold and Camicol, SA, dated 3/27/09		8-K		10.2	4/01/09
10.3	Letter of Intent between Minatura Gold and Minatura Nevada, LLC, dated 3/27/09		8-K		10.3	4/01/09
10.4	Letter of Intent between Minatura Gold and Gold Ventures 2008, LLC, dated 3/27/09		8-K		10.4	4/01/09
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press Release announcing the execution of a definitive agreement for gold mining acquisition dated June 12, 2009		8-K		99.1	6/23/09
99.2	Press Release announcing the change in officers and directors dated June 30, 2009		8-K		99.2	7/01/09
99.3	Press Release announcing the execution of a membership purchase agreement dated July 22, 2009		8-K		99.2	7/28/09

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINATURA GOLD
(Registrant)

By:/S/ Paul Dias
      Paul Dias, Chief Executive Officer
      (On behalf of the registrant and as
       principal financial officer)

Date: August 6, 2009