Form 10-Q
period 2009-09-30
Minatura Gold
filed 2009-11-18
CIK 1387341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34070

MINATURA GOLD

(Exact name of registrant as specified in its charter)

Nevada	20-8273426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2945 Townsgate Road, Suite 200, Westlake Village, CA	91362
(Address of principal executive offices)	(Zip Code)

(805) 267-7183

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
Yes ☐   No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on October 27, 2009, was 14,804,000 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$878,729	$9,790
Prepaid expenses	19,000	12,035
Deposits	4,000	-
Prepaid stock compensation	881,949	-
Line of credit receivable - related party	2,147,822	-
Accrued interest receivable - related party	11,642	-
Total current assets	3,943,142	21,825

Total assets	$3,943,142	$21,825

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	88,415	1,000
Accounts payable - related party	36,930	293
Line of credit	140,900	-
Accrued interest payable	1,406	-
Total current liabilities	267,651	1,293

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 1,000,000,000 shares
authorized, 14,804,000 and 14,000,000 shares issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	14,804	14,000
Additional paid-in capital	4,077,696	53,500
Stock payable	138,000	-
(Deficit) accumulated during development stage	(555,009)	(46,968)
Total stockholders' equity	3,675,491	20,532

Total liabilities and stockholders' equity	$3,943,142	$21,825

See accompanying notes to financial statements.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					January 16, 2007
	For the Three Months Ended		For the Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Consulting fees	205,375	-	205,375	-	205,375
General and administrative	101,637	21	103,443	161	103,745
License and filing fees	-	-	-	7,186	7,186
Professional fees	126,326	13,312	209,460	19,627	248,995

Total operating expenses	433,338	13,333	518,278	26,974	565,301

Net operating (loss)	(433,338)	(13,333)	(518,278)	(26,974)	(565,301)

Other income (expense):
Interest income	-	9	-	50	55
Interest income - related party	11,628	-	11,643	-	11,643
Interest expense	(1,391)	-	(1,406)	-	(1,406)
Total other income (expense)	10,237	9	10,237	50	10,292

(Loss) before provision for income taxes	(423,101)	(13,324)	(508,041)	(26,924)	(555,009)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(423,101)	$(13,324)	$(508,041)	$(26,924)	$(555,009)

Weighted average number of common shares
outstanding - basic and fully diluted	14,263,656	14,000,000	14,089,489	12,414,234

Net (loss) per common share - basic and fully diluted
	$(0.03)	$(0.00)	$(0.04)	$(0.00)

See accompanying notes to financial statements.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			January 16, 2007
	For the Nine Months Ended		(inception) to
	September 30,		September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(508,041)	$(26,924)	$(555,009)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	-	-	10,000
Amortization of prepaid stock compensation	118,051	-	118,051
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(6,965)	-	(19,000)
(Increase) in deposits	(4,000)	-	(4,000)
(Increase) in accrued interest receivable - related party	(11,642)		(11,642)
Increase in accounts payable	87,415	-	88,415
Increase in accounts payable - related party	36,637	-	36,637
Increase in accrued interest payable	1,406	-	1,699

Net cash (used) in operating activities	(287,139)	(26,924)	(334,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances for line of credit receivable - related party	(2,147,822)	-	(2,147,822)

Net cash (used) by investing activities	(2,147,822)	-	(2,147,822)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	3,158,000	50,000	3,215,500
Donated capital	5,000	-	5,000
Proceeds from line of credit	140,900	-	140,900

Net cash provided by financing activities	3,303,900	50,000	3,361,400

NET CHANGE IN CASH	868,939	23,076	878,729

CASH AT BEGINNING OF YEAR	9,790	4,378	-

CASH AT END OF YEAR	$878,729	$27,454	$878,729

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for services	-	-	100,000
Prepaid stock compensation	1,000,000	-	1,000,000

See accompanying notes to financial statements.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS

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

Note 2 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $555,009 for the period from January 16, 2007 (inception) to September 30, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

In order to obtain the necessary capital, the Company will seek equity and/or debt financing.  If the financing does not provide sufficient capital, shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period.  However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful.  Without sufficient financing, it is unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies (Continued)

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

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In September 2009, the FASB Emerging Issues Task Force, or EITF, reached a consensus on ASC Update 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASC Update 2009-13. ASC Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC 605-25. ASC Update 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASC Update 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. As a result, ASC Update 2009-13 will be effective for the Company no later than the first quarter of fiscal 2011. The adoption of ASC Update 2009-13 will not have a material impact on the Company’s financial position or results of operations for future collaborations arrangements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies (Continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-Q for the interium period ending December 31, 2009. This will not have an impact on the results of the Company.

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

Note 6 – Prepaid Expenses

As of September 30, 2009 and December 31, 2008, the Company had $19,000 and $12,035 in prepaid expenses, respectively.  The prepaid expenses related to legal and accounting fees which will be amortized as the services are rendered.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 7 – Line of Credit Receivable – related party

On June 29, 2009, the Company executed a $1,000,000 line of credit with Gold Resource Partners (“GRP”), an entity owned and controlled by an officer of the Company.  During the nine months ended September 30, 2009, the Company loaned $992,822 to GRP.  The balloon payment of principal and accrued interest is due on June 28, 2010 and bears interest at a rate of 5% per year.  During the nine months ended September 30, 2009, the Company had interest income of $6,020.

On August 6, 2009, the Company executed a $2,000,000 line of credit with Gold Venture 2008 (“GV2008”), an entity owned and controlled by an officer of the Company.  During the nine months ended September 30, 2009, the Company loaned $855,000 to GV2008.  The balloon payment of principal and accrued interest is due on August 5, 2010 and bears interest at a rate of 5% per year.  During the nine months ended September 30, 2009, the Company had interest income of $5,317.

On September 22, 2009, the Company executed a $2,500,000 line of credit with Gold Resource Partners (“GRP”), an entity owned and controlled by an officer of the Company.  During the nine months ended September 30, 2009, the Company loaned $300,000 to GRP.  The balloon payment of principal and accrued interest is due on September 1, 2010 and bears interest at a rate of 5% per year.  During the nine months ended September 30, 2009, the Company had interest income of $305.

Note 8 – Line of Credit

On June 8, 2009, the Company executed a $1,000,000 line of credit with Elite Capital Management (“Elite”), an unrelated third party.  During the nine months ended September 30, 2009, the Company received $140,900 from Elite.  The line of credit is due on June 7, 2010 and bears interest at a rate of 5% per year.  During the nine months ended September 30, 2009, the Company had interest expense of $1,406.

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

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS

Common Stock

On January 22, 2009, the Company amended its articles of incorporation to increase the authorized capital from 100,000,000 common shares to 1,000,000,000 common shares.  Additionally, the Company’s board of directors approved a 10:1 forward stock split with a record date of February 2, 2009.

On March 11, 2009, the Company received donated capital of $5,000 from a noteholder.

During the three months ended June 30, 2009, the Company received $250,000 for the sale of 50,000 shares of $0.001 par value common stock.  As of September 30, 2009, the shares have been issued.

On August 19, 2009, the Company executed a consulting agreement for a total of 200,000 shares of $0.001 par value common stock for services totaling $1,000,000.  The shares were valued according to the fair value of the common stock and the fair value of the services.  The consultant will perform their services over a period of approximately 1 year and the value of the shares will be amortized over the requisite service period.  During the three months ended September 30, 2009, the Company amortized $118,051 to consulting expense and the balance in prepaid stock compensation was $881,949 as of September 30, 2009.

During the three months ended September 30, 2009, the Company received a total of $2,908,000 for the sale of 581,600 shares of $0.001 par value common stock.

During the three months ended September 30, 2009, the Company issued a total of 604,000 shares of $0.001 par value common stock for the cash received during the quarters ended June 30, 2009 and September 30, 2009.  As of September 30, 2009, the Company had $138,000 recorded as a stock payable for a total of 27,600 shares of $0.001 par value common stock that are unissued.

As of September 30, 2009, there have been no other issuances of common stock.

Note 10 – Warrants and Options

As of September 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 11 – Agreements

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

As of September 30, 2009, and pursuant to Section 6.5 of the “Acquisition Agreement and Plan of Merger” dated June 12, 2009, by and among Minatura Gold, Boatatopia Sub Co., and Gold Resource Partners, LLC” the Company has agreed to extend the time for performance of the obligations of Gold Resource Partners as the result of technical legal issues involving Colombian law, US tax law, and accounting issues related to obtaining US GAAP audits in regard to the entity and its subsidiaries being acquired in the Merger Agreement, to December 31, 2009.  The parties will be restructuring the nature of the transactions in the Merger Agreement to reflect the most efficient manner to resolving such technical issues with the intent to retain the original material terms in the Merger Agreement.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS

As of September 30, 2009, and pursuant to Section 10.1 “Termination” of the Membership Purchase Agreement and Plan of Reorganization, dated as of June 12, 2009 among Minatura Gold, Gold Ventures 2008, and Flat Holdings, MGOL has agreed to extend the time for performance of the obligations of Gold Ventures 2008 and Flat Holdings. The extension until December 31, 2009 is the result of technical legal issues involving Colombian law, US tax law, and accounting issues related to obtaining US GAAP audits in regard to the entity and its subsidiaries being acquired in the Gold Resource Partners Merger Agreement, the closing of which is a condition of MGOL’s agreement with Gold Ventures 2008 and Flat Holdings. The Gold Resource Partners Merger Agreement has also been extended to December 31, 2009, to provide all parties time to consummate the restructuring.

As a result of input from Colombian counsel, Colombian accountants, US tax counsel, and US securities counsel, the parties to the above referenced transactions anticipate, and are currently pursuing the restructuring of the nature of the transactions as described in the Gold Resource Partners Merger Agreement and the Membership Purchase Agreement and Plan of Reorganization with Gold Ventures 2008 and Flat Holdings, to reflect the most efficient manner to resolving technical legal and accounting issues with the intent of retaining the original material terms of the agreements.

Note 12 – Related party transactions

As of September 30, 2009, the Company had accounts payable totaling $36,930 from related parties. The related parties consists of officers, a director, and a family member of an officer.

Note 13 – Subsequent events

In October 2009, the Company received $15,000 from an investor for the sale of 3,000 shares of common stock.

In November 2009, the Company amended its line of credit with Elite Capital and has agreed to cap the maximum amount of the principal balance of the note to $140,900.  The note will continue to have the same terms and conditions of the original line of credit arrangement.

In November 2009, the Company received $292,822 from Gold Resource Partners (“GRP”), an entity owned and controlled by an officer of the Company as a partial repayment on the line of credit.

The Company has evaluated subsequent events through November 16, 2009, the date which the financial statements were available to be issued.

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

Item 2. Plan of Operation.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “the Company”, “MGOL”, and similar terms refer to Minatura Gold and its subsidiary unless otherwise expressly stated or the context otherwise requires.

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

Upon closing of the transactions with GRP and Flat, MGOL will own and operate mining concessions in Colombia, in addition to owning a dredging equipment manufacturer capable of producing mining equipment utilized in mining operations. The mining concessions located in the mining districts of Antioquia and Caldas, Colombia, currently include in excess of 99,000 acres of mining property. Dredging equipment built and supplied by Minatura Nevada Corp., a subsidiary of GPR is currently on location at the Coco Hondo site in Colombia and received permits in February of 2009 to commence mining operations, which are anticipated to start production in the fourth quarter of 2009.

On June 12, 2009, MGOL entered into a reverse triangular merger by and among Boatatopia Sub Corp. (“Sub Co.”), a wholly owned subsidiary of the Company, and Gold Resource Partners, LLC, a Nevada limited liability company (“GRP”), the constituent entities, whereby the Company will issue 10,258,821 shares of its Rule 144 restricted common stock in exchange for 100% of GRP’s outstanding membership interests. Pursuant to the terms of the merger, GRP will be merged with Sub Co. wherein Sub Co. shall cease to exist and GRP will become a wholly owned subsidiary of MGOL. Subject to the terms and conditions set forth in the Merger Agreement, the Merger is anticipated to become effective on August 1, 2009.

As of September 30, 2009, and pursuant to Section 6.5 of the “Acquisition Agreement and Plan of Merger” dated June 12, 2009, by and among Minatura Gold, Boatatopia Sub Co., and Gold Resource Partners, LLC” MGOL has agreed to extend the time for performance of the obligations of Gold Resource Partners as the result of technical legal issues involving Colombian law, US tax law, and accounting issues related to obtaining US GAAP audits in regard to the entity and its subsidiaries being acquired in the Merger Agreement, to December 31, 2009.  The parties will be restructuring the nature of the transactions in the Merger Agreement to reflect the most efficient manner to resolving such technical issues with the intent to retain the original material terms in the Merger Agreement.

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

As of September 30, 2009, and pursuant to Section 10.1 “Termination” of the Membership Purchase Agreement and Plan of Reorganization, dated as of June 12, 2009 among Minatura Gold, Gold Ventures 2008, and Flat Holdings, MGOL has agreed to extend the time for performance of the obligations of Gold Ventures 2008 and Flat Holdings. The extension until December 31, 2009 is the result of technical legal issues involving Colombian law, US tax law, and accounting issues related to obtaining US GAAP audits in regard to the entity and its subsidiaries being acquired in the Gold Resource Partners Merger Agreement, the closing of which is a condition of MGOL’s agreement with Gold Ventures 2008 and Flat Holdings. The Gold Resource Partners Merger Agreement has also been extended to December 31, 2009, to provide all parties time to consummate the restructuring.

As a result of input from Colombian counsel, Colombian accountants, US tax counsel, and US securities counsel, the parties to the above referenced transactions anticipate, and are currently pursuing the restructuring of the nature of the transactions as described in the Gold Resource Partners Merger Agreement and the Membership Purchase Agreement and Plan of Reorganization with Gold Ventures 2008 and Flat Holdings, to reflect the most efficient manner to resolving technical legal and accounting issues with the intent of retaining the original material terms of the Agreements.

Recent Developments

On September 3, 2009, we issued a press release announcing that Mergent’s Editorial Board has approved the Company for listing in Mergent Manual and News Reports™.  As part of Mergent’s listing services, the new description will be highlighted separately on www.mergent.com with an active hyperlink back to the Company’s website.

On October 9, 2009, we issued a press release announcing that our Board of Directors appointed De Joya Griffith & Company, LLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2009 compared to December 31, 2008.

	September 30, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$3,943,142	$21,825	$3,921,317	17,967%

Current Liabilities	267,651	1,293	266,358	206%

Working Capital (deficit)	$(3,675,491)	$(20,532)	$3,654,959	1,782%

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock and by borrowings. In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products.

As of September 30, 2009, we continue to use traditional and/or debt financing to provide the capital we need to run the business. In the future, we need to generate enough revenues from the sales of our products in order for us to not have to sell additional stock or obtain loans.

Financing.  On June 8, 2009, the Company executed a $1,000,000 line of credit with Elite Capital Management (“Elite”), an unrelated third party.  During the nine months ended September 30, 2009, the Company received $140,900 from Elite.  The note is due on June 7, 2010 and bears interest at a rate of 5% per year.  During the nine months ended September 30, 2009, the Company had interest expense of $1,406.

In November 2009, the Company amended its line of credit with Elite Capital and has agreed to cap the maximum amount of the principal balance of the note to $140,900.  The note will continue to have the same terms and conditions of the original line of credit arrangement.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2009, our cash balance was $878,729.  Our plan for satisfying our cash requirements for the next twelve months is through additional sales of our common stock, third-party financing, and/or traditional bank financing, and sales-generated income. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion, and may consider additional equity or debt financing or credit facilities.

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

Going Concern

Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have not commenced our planned principal operations and have not generated significant revenues. As shown on the accompanying financial statements, we have incurred a net loss of $555,009 for the period from January 16, 2007 (inception) to September 30, 2009. These conditions raise substantial doubt about our ability to continue as a going concern.

The future of the Company is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business opportunities.

In order to obtain the necessary capital, we will seek equity and/or debt financing. If the financing does not provide sufficient capital, shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, we are dependent upon our ability to secure equity and/or debt financing and there are no assurances that we will be successful. Without sufficient financing, it is unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Summary of any product research and development that we will perform for the term of the plan.

We do not anticipate performing any significant product research and development over the next twelve-month period. Research and development efforts will be based upon the completion of the GRP Merger and the GV Acquisition.

Expected purchase or sale of plant and significant equipment.

We do anticipate the purchase of plant and/or significant equipment at this time during the next 12 months, as part of the GRP Merger and GV Acquisition.

Significant changes in number of employees.

During the quarter ended September 30, 2009, we had a total of 4 full-time employees.

    Upon close of GRP Merger and GV Acquisition, we will employ approximately 175 people in the Coco Hondo and San Pablo Mines, including managers and workers and will add permanently as the exploitation phase starts. The mines operate three shifts per day and vigilance is provided by an external company that specializes in mine security.

Consulting Agreements

On August 19, 2009, we entered into a consulting agreement with an entity who agreed to provide the Company with corporate finance relations, corporate financial services, corporate finance and mergers and acquisitions with respect to the Company. The term of the agreement began in August 2009 and will terminate in June of 2010.  Pursuant to the consulting agreement we agreed to compensate the Consultant with a monthly rate of $85,000 in form of shares of the Company’s common stock at $5 per shares.  Additionally, we agreed to issue a one-time installment of 200,000 shares of our restricted common stock. The 200,000 shares were issued on August 21, 2009.

Critical Accounting Policies and Estimates

Recent Accounting Pronouncements

In September 2009, the FASB Emerging Issues Task Force, or EITF, reached a consensus on ASC Update 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASC Update 2009-13. ASC Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC 605-25. ASC Update 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASC Update 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. As a result, ASC Update 2009-13 will be effective for the Company no later than the first quarter of fiscal 2011. The adoption of ASC Update 2009-13 will not have a material impact on the Company’s financial position or results of operations for future collaborations arrangements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-Q for the interium period ending September 30, 2009. This will not have an impact on the results of the Company.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Upon closing of the transactions with GRP (GRP Merger) and Flat (GV Acquisition), MGOL will own and operate mining concessions in Colombia, in addition to owning a dredging equipment manufacturer capable of producing mining equipment utilized in mining operations. The mining concessions located in the mining districts of Antioquia and Caldas, Colombia, currently include in excess of 99,000 acres of mining property, including the San Pablo Gold Mine, an ongoing mining operation that is in production, located in the mining district of Segovia-Remedios. Dredging equipment built and supplied by Minatura Nevada Corp., a subsidiary of GPR is currently on location at the Coco Hondo site in Colombia and received an Environmental Permit in February of 2009 to commence mining operations, which are anticipated to start production in the fourth quarter of 2009.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  As a result of our filing a Registration Statement in the past, we are subject to Sarbanes-Oxley Act and more specifically SOX 404. As a small public company, pursuant to SEC Release 2006-136, we anticipate we are subject to the requirement of having our annual report contain management’s assessment of the effectiveness of the Company’s internal control over financial reporting for the period ended December 31, 2008.  Additionally, we will have to comply with Section 404(b), which requires an auditor’s attestation report on internal control beginning with our annual report for the fiscal year ended December 31, 2010 (Pursuant to SEC Release 2009-213, Extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010]. We are currently evaluating the effect that the adoption of Section 404 will have on our consolidated operating results and financial condition, and the cash flow necessary to implement SOX 404, in order to allow our management to report on, and our independent auditors attest to, our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 21, 2009, we issued a total of 200,000 shares of our restricted common stock to an entity and an individual pursuant to a consulting agreement dated August 19, 2009. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

During the three months ended September 30, 2009, we sold a total of 581,600 shares of our restricted common stock to 16 accredited investors for a total purchase price of $2,908,000 all of which was paid in cash. Of the 581,600 shares, 554,000 shares have been issued as of the three months ended September 30, 2009. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Subsequent Sales of Unregistered Securities

    On October 20, 2009, we sold a total of 3,000 shares of our restricted common stock to 1 accredited investor for a total purchase price of $15,000 all of which was paid in cash. As of the date of this filing the shares have not been issued. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On September 30, 2009, and pursuant to Section 10.1 “Termination” of the Membership Purchase Agreement and Plan of Reorganization, dated as of June 12, 2009 among Minatura Gold, Gold Ventures 2008, and Flat Holdings, MGOL has agreed to extend the time for performance of the obligations of Gold Ventures 2008 and Flat Holdings. The extension until December 31, 2009 is the result of technical legal issues involving Colombian law, US tax law, and accounting issues related to obtaining US GAAP audits in regard to the entity and its subsidiaries being acquired in the Gold Resource Partners Merger Agreement, the closing of which is a condition of MGOL’s agreement with Gold Ventures 2008 and Flat Holdings. The Gold Resource Partners Merger Agreement has also been extended to December 31, 2009, to provide all parties time to consummate the restructuring.

Item 6. Exhibits.

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger between Minatura Gold, Inc., Boatatopia Sub Corp and Gold Resource Partners, LLC, dated June 17, 2009		8-K		2.1	6/23/09
2.2	Membership Purchase Agreement between Minatura Gold, Gold Venture 2008, LLC and Flat Holdings, LLC, dated June 12, 2009		8-K		2.2	7/28/09
3(i)(a)	Articles of Incorporation of Boatatopia		SB-2		3(i)(a)	2/14/07
3(i)(b)	Amended and Restated Articles of Incorporation, Dated March 27, 2009		8-K		3(i)(d)	3/30/09
3(ii)(a)	Bylaws of Boatatopia		SB-2		3(ii)(a)	2/14/07
3(ii)(b)	Amended and Restated Bylaws dated 3/30/09		8-K		3(ii)(b)	3/30/09
10.1	Subscription Agreement		SB-2		10.1	2/14/07
10.2	Letter of Intent between Minatura Gold and Camicol, SA, dated 3/27/09		8-K		10.2	4/01/09
10.3	Letter of Intent between Minatura Gold and Minatura Nevada, LLC, dated 3/27/09		8-K		10.3	4/01/09

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.4	Letter of Intent between Minatura Gold and Gold Ventures 2008, LLC, dated 3/27/09		8-K		10.4	4/01/09
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press Release announcing the execution of a definitive agreement for gold mining acquisition dated June 12, 2009		8-K		99.1	6/23/09
99.2	Press Release announcing the change in officers and directors dated June 30, 2009		8-K		99.2	7/01/09
99.3	Press Release announcing the execution of a membership purchase agreement dated July 22, 2009		8-K		99.2	7/28/09
99.4	Press Release announcing approval for listing in Mergent Manual and News Report dated September 4, 2009		8-K		99.4	9/04/09
99.5	Press Release announcing new auditor dated October 9, 2009		8-K		99.5	10/21/09

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINATURA GOLD
(Registrant)

By:/S/ Paul Dias
      Paul Dias, Chief Executive Officer
      (On behalf of the registrant and as
       principal financial officer)

Date: November 18, 2009