Form 10-K
period 2009-12-31
Minatura Gold
filed 2010-04-02
CIK 1387341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34070

MINATURA GOLD

(Exact name of registrant as specified in its charter)

Nevada	20-8273426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2831 St. Rose Pkwy, #265, Henderson, NV	89052
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (775) 980-1490

Copies of Communications to:
Stoecklein Law Group
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was $37,642,410 based on a share value of $5.85.

The number of shares of Common Stock, $0.001 par value, outstanding on April 1, 2010 was 17,110,066 shares, which includes 2,600 shares authorized but unissued.

DOCUMENTS INCORPORATED BY REFERENCE: None.

2

MINATURA GOLD
FOR THE YEAR ENDED
DECEMBER 31, 2009

3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties.  The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used in this report, the words “plan”, “target”, “anticipate”, “believe”, “estimate”, “intend” and “expect” and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future plans for production, future expenses and costs, future liquidity and capital resources, and estimates of mineralized material.  All forward-looking statements in this report are based upon information available to the Company on the date of this report, and the company assumes no obligation to update any such forward-looking statements.  Forward looking statements involve a number of risks and uncertainties, and there can be no assurance that such statements will prove to be accurate.  The Company’s actual results could differ materially from those discussed in this report.    Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Item 1A. Risk Factors” section of this Form 10-K.

GLOSSARY

Doré:	Unrefined gold and silver bars usually containing more than 90% precious metal.
Mineralized Material:	Minerals or any mass of host rock in which minerals of potential commercial value occur.
Ore or Ore Deposit:	Rocks that contain economic amounts of minerals in them and that are expected to be profitably mined.
Placer:	An alluvial or glacial deposit containing particles of gold or other valuable minerals.
Tailings:	Finely ground particles of ore deposited as waste after processing by a mill or smelter.
Vein:	An opening, fissure, or crack in rock, containing mineralized material.

PART I

ITEM 1.                      BUSINESS

References in the following discussion and throughout this annual report to “we”, “our”, “us”, “the Company”, “MGOL”, “Minatura”, and similar terms refer to the Registrant, Minatura Gold and its subsidiary unless otherwise stated or the context otherwise requires.

The Asset Purchase Agreement and Securities Purchase Agreement are collectively referred to as the “Restructured Transactions”. As a result of the closing of the Restructured Transactions, our sole focus has been redirected to the gold mining industry in Colombia. The information set forth herein is only a summary of our business plans.

Business Development

Minatura Gold was formed as a Nevada corporation in January 2007. In March of 2009, the Company changed its name from Boatatopia to Minatura Gold. We entered into merger and acquisition agreements with the following affiliated companies that are owned and controlled by an officer of the Company: Gold Resource Partners, LLC (“GRP”), Gold Ventures 2008 (“GV”) and Flat Holdings, LLC (“Flat”) during June of 2009 (the “Original Acquisition Agreements”). As a result of the Original Acquisition Agreements, we made net advances of $1.2 million to GRP and $1.2 million to GV during the months of June-December of 2009 (the “Grid Notes”).

As a result of input from Colombian counsel, Colombian accountants, U.S. tax counsel, and U.S. securities counsel, the parties to the above referenced transactions restructured the nature of the transactions as described in the Original Acquisition Agreements, to reflect the most efficient manner to resolving technical legal and accounting issues with the intent of retaining the original material terms of the agreements.

The owners of GRP, GV, Flat and other affiliated parties formed Minatura International LLC, a Delaware limited liability company (“MINTL”) and have contributed their ownership of GRP and GV to MINTL, and concurrent therewith, MINTL  assumed the collective obligations under the Grid Notes. In September 2009, the Company formed Minatura Colombia S.A.S. (“MCOL”), a Colombian company which is a wholly-owned subsidiary.  As of November 24, 2009, the Original Acquisition Agreements were terminated and replaced with the MINTL Securities Purchase Agreement and the MCOL Asset Purchase Agreement (the “Restructured Transactions”).

The Restructured Transactions supersede the Original Acquisition Agreements.

Restructured Transactions

Effective December 31, 2009, MCOL completed the acquisition of Colombian mining concessions located in the departments of Antioquia, Bolivar, Caldas and Cordoba which include 21 awarded mining contracts which currently cover approximately 70,410 acres of mining property (the “Concessions”).  All the Concessions were acquired from Proyecto Coco Hondo S.A.S. (“Coco Hondo”) in the Restructured Transactions.  Coco Hondo is a Colombian company and wholly-owned by MINTL.  The Concessions include the 1,775 acre alluvial gold mining exploration project in Zaragoza, Antioquia (near El Bagre) (the “Zaragoza Project”) and the 1,517 acre hard rock Anorí Project in Anorí, Antioquia (the “Anorí Project”). MCOL assumed approximately $2.2 million in liabilities from Coco Hondo and expects to pay Coco Hondo approximately $5.9 million based on the delivery of bills of sale for the assigned assets. The first bill of sale was executed and delivered on December 31, 2009 and included all the Concessions and all the assets relating to the Zaragoza Project. MCOL paid Coco Hondo $3.3 million on January 25, 2010 relating to such bill of sale. The remaining assets, primarily those relating to the San Pablo Gold Mine and including one additional awarded mining contract, will be subject to a final bill of sale for approximately $2.6 million anticipated to be delivered in the second quarter of 2010 when Coco Hondo is expected to deliver sufficient financial statements for such assets that will satisfy the Securities and Exchange Commission (“SEC”) public reporting requirements for the Company. The actual amount of the final bill of sale will be subject to change based on the audited net book value of the covered assets as of the date of transfer.

As a result of the closing of the Restructured Transactions, MCOL owns mining concessions in Colombia and is actively exploring some of the concessions.  See “Item 2. Properties” for more information about our properties. We also entered into agreements with SonicSampDrill B.V. (Netherlands) and Sonic Sampling & Supply (California) to provide two CRS-V crawling drilling units, tooling and support equipment together with trained crews to provide drilling, sampling and training services for the Zaragoza Project.

The drilling program in the Zaragoza Project is being conducted as part of the preparation of an independent NI 43-101 compliant mineral resource estimate and also an independent SEC Industry Guide 7 report (the “Technical Reports”).   The Company engaged Watts, Griffis and McOuat Limited to prepare and complete the Technical Reports together with Mr. John A. Rae, P.Geo who will be operating as the Company’s qualified person under NI 43-101.  The drilling program is being carried out under Mr. Rae’s supervision.  The first hole of the anticipated fifty-hole drilling program was drilled and completed on February 26, 2010.  To complete the drilling program, MGOL will be using two churn drills, two SonicSampDrill CRS-V drilling units with crawlers, and is under contract with SonicSampDrill to provide four additional drill masters to operate the CRS-V units.  The areas in the Zaragoza Project were dredged by the Pato Gold Dredging Company in the 1950’s with an estimated 700,000 ounces of gold recovered.  Based on the historical records of Pato, the recent sampling by MGOL and the inefficient gravity recovery systems of the dredges used by Pato, it is anticipated that a significant amount of the gold remains to be recovered.  The Company intends to install and operate a bulk sampling plant to test the upper, coarse gravel in the tailings above the water table.  The Company expects the plant to be operational in 2010.

On December 21, 2009, we entered into an Addendum to the Securities Purchase Agreement dated November 24, 2009 (the “SPA”) with Minatura International LLC (“MINTL”), a Delaware limited liability company. Pursuant to the SPA, we authorized the sale to MINTL of 10,675,466 shares (the “Shares”) of our restricted common stock in exchange for $3,800,000. Additionally and pursuant to the SPA, MINTL agreed to deliver to us 100% of the issued and outstanding shares of Minatura Nevada, Corp. (“Minatura Nevada”), a Nevada corporation. Subsequently, the parties agreed to amend the SPA to reflect that Minatura Nevada is being removed as any part of the SPA. Additionally and pursuant to the Addendum, in consideration of a payment of $10,000, we have been granted an option to purchase 100% of the outstanding shares of Minatura Nevada upon certain terms and conditions included in the Addendum.  At present, MGOL has no intention to exercise its option to purchase Minatura Nevada.  The SPA transaction closed on December 31, 2009.

With the dramatic improvement in the political and economic climate in Colombia and the recent influx of foreign investment and activities, management feels that the political and socioeconomic environment are sufficiently secure to now deploy substantial capital towards exploring the Concessions, proving out the gold reserves and commencing mining operations at  the Zaragoza Project in 2010. Many major and junior mining companies are commencing to deploy substantial capital in Colombia as they have come to the same conclusion.

Recent Changes in Management

As a result of the Original Acquisition Agreements, we accepted the resignation of our prior sole officer and director and on June 24, 2009 appointed Paul R. Dias and William F. McVey Sr. as the Directors, and the new Board of Directors elected Mr. Dias as Chief Executive Officer, Juan David Perez as President, and Mr. McVey as Secretary and Treasurer. In January 2010, MGOL appointed Tod M. Turley as Chief Operating Officer. In March 2010, Mr. McVey resigned as a Director and the Board of Directors appointed Mr. Turley as Secretary, Treasurer and a Director of the Company.

OUR BUSINESS

Gold
(References and descriptions under this Gold section are sourced from the World Gold Council and GFMS Ltd., www.gold.org).

Products and Marketing Channels

Once gold is produced by mining operations it will be processed to a saleable form at various precious metals refineries as gold Dore or refined further. Once refined – generally large bars weighing approximately 12.5 kilograms (approximately 27.5 pounds) and containing 99.5% gold, or smaller bars weighing 1.0 kilograms or less with a gold content of 99.5% and above – the metal will be sold either through the refineries’ channels or directly to bullion banks and the proceeds paid to the company.

Bullion banks are registered commercial banks that deal in gold. They participate in the gold market by buying and selling gold and distribute physical gold bullion bought from mining companies and refineries to physical off take markets worldwide. Bullion banks hold consignment stocks in all major physical markets and finance these consignment stocks from the margins charged by them to physical buyers, over and above the amounts paid by such banks to mining companies for the gold.

Gold Market Characteristics

Gold price movements are largely driven by macro-economic factors such as expectations of inflation, currency fluctuations, interest rate changes or global or regional political events that are anticipated to impact on the world economy. Gold has played a role historically as a store of value in times of price inflation and economic uncertainty. This factor, together with the presence of significant gold holdings above ground, tends to dampen the impact of supply/demand fundamentals on the market. Trade in physical gold is, however, still important in determining a price floor, and physical gold, either in the form of bars or high-caratage jewelry, is still a major investment vehicle in the emerging markets of India, China and the Middle East.

Gold is relatively liquid compared to other commodity markets and significant depth exists in futures and forward gold sales on the various exchanges, as well as in the over-the-counter market.

Trends in Physical Gold Demand

Physical gold demand is dominated by the jewelry industry and the investment sector, which together account for almost 90% of total demand. The balance of gold supply is used in dentistry, electronics and medals.  While the quantity of gold used in jewelry consumption has decreased over the last decade, the investment market has largely taken up available supply. Investment in physical gold includes bar hoarding, coins, medals and other retail investment instruments as well as exchanges traded funds (“ETFs”), which have, since their inception in 2002, become well established as a vehicle for both retail and institutional investors and are now the sixth largest holders of gold, after the major central banks and the International Monetary Fund (“IMF”).

Newly-mined gold is not the only source of physical gold onto the market, and in fact accounts for just over 60% of supply. Due to its high value, gold is rarely destroyed and some 161,000 tons of gold (approximately 65 years of new mine supply at current levels) is estimated to exist in the form of jewelry, official sector gold holdings (central bank reserves) and private investment.

In 2008, gold was supplied onto the market from newly-mined production (2,385 tons), sales of gold by central banks (485 tons) as well as from sales of scrap gold (977 tons), largely from the jewelry trade.

Gold Demand by Sector

Jewelry demand

Geographically, just less than 80% of gold jewelry demand now originates in emerging markets, in comparison to 64% a decade ago. The major markets for gold jewelry are India, China, the Middle East and the United States. The Russian market has also seen recent strong growth, and was the sixth largest single market for gold jewelry in 2008, with demand at just under 100 tons.

In the economies of India and other surrounding countries, gold jewelry is purchased as a quasi-investment product. High-caratage jewelry is sold at a relatively small margin to the spot gold price, which is generally transparent to the consumer, and is therefore easily re-sold to jewelers or bullion traders when cash is required or when the jewelry is out of date and needs to be refashioned.

Top Jewelry Markets in 2008

Country	Tons
India	470
China	327
United States (U.S.)	179
Turkey	153
Saudi Arabia	109
Russia	96
Other	804
Global total	2,138

India accounts for more than 20% of global gold jewelry demand and is by far the largest market for gold in jewelry. It also accounted for more than 20% of identifiable investment demand in the sector in 2008. Total bullion imports to India, though they may fluctuate significantly according to price movements during the year, have risen steadily over the last decade.

The characteristics of the gold market in the Middle East are similar, although an important difference is the exceptionally high per capita ownership of gold in some of the countries of that region. In the United Arab Emirates, for example, consumption per capita is some 30 times that in the U.S. or the United Kingdom and some 50 times higher than in India.

The Middle Eastern market accounted for over 300 tons of gold demand in 2008 or approximately 15% of the global total. Turkey, Saudi Arabia and the United Arab Emirates are the largest consumers within this market.

In China, approximately 80% of gold is sold in the form of high caratage jewelry which is easily traded, similarly to the Indian and Middle Eastern markets. The balance of gold in China is sold in the form of 18 carat jewelry. Although introduced to the market only in 2002, sales in this category of jewelry have grown quickly due to its appeal to a rapidly-growing market segment of young, independent urban women.

An important feature of the Chinese market in recent years has been the relatively stable nature of gold demand, particularly in comparison to the Indian and Middle Eastern markets, where volatility typically causes price-sensitive consumers to hold back on jewelry purchases.

The U.S. market accounted for approximately 180 tons of jewelry demand in 2008, just over 8% of the global total. Gold in the U.S. is purchased largely as an adornment product and purchase decisions are dictated by fashion rather than the desire to buy gold as an investment. The intrinsic value of gold as a store of value does still, however, play a role in the purchase decision process.

Investment demand

As well as holdings in ETFs, which have become a well-recognized investment vehicle for gold, primarily in the U.S. and European markets, physical gold investment takes the form of bar hoarding (primarily in India and in China) and official coins (for which the largest market is Turkey).

Physical investment demand has grown significantly since 2003, when it stood at just less than 300 tons, to levels of approximately 770 tons in 2008. Over the course of 2008, demand increased in all of the various retail investment categories, and particularly in ETFs. Holdings in the latter increased from 28 million ounces (approximately 870 tons) to 38 million ounces (approximately 1,180 tons), an increase of 36% over the year.

This significant increase in ETF holdings, which has continued post year-end, reflects growing concern over the global financial system and a flight to gold as a ‘safe-haven’ asset.

Industrial and other sectors

The largest industrial use of gold is in electronics, as plating or bonding wire. In line with the growth in the use of personal computers and other electronic instruments globally, the use of gold in this sector has also increased, averaging a growth rate of over 9% in the five-year period from 2002-2007. The overall quantity of gold used in this sector, however, remains small, at only 11% of total demand.

Demand for gold for dentistry purposes continues to decline, however this constitutes only a small portion of total demand, less than 2% of the global total.

Central bank holdings, sales and purchases

Gold held by the official sector, essentially central banks and the International Monetary Fun (IMF), stood at approximately 29,000 tons in 2008. Periodically, central banks buy and sell gold as market participants. Most central bank sales take place under the Central Bank Gold Agreements (“CBGA”) and therefore without any significant impact on the market. The second of these agreements is currently in its fifth and final year (which ends at the end of September 2009). Central bank sales in the fourth year of the agreement, which ended on September 27, 2008, reached only 343 tons, against the quota of 500 tons available under the agreement. Sales in the first quarter of the current year of the agreement reached only 50 tons, and it therefore seems likely, under current circumstances, that the annual CBGA quota will not be reached.

At this time it seems likely that the current CBGA will be renewed and, that if, any gold sales by the IMF (as recommended by the IMF’s Eminent Persons’ Committee to support the bank’s financial position) will also take place within the framework of the agreement. The process of finalizing IMF sales does, however, require U.S. Congressional approval and is therefore likely to be lengthy given the priorities facing the new U.S. administration.

Gold production

The process of producing gold can be divided into six main phases: finding the ore body; creating access to the ore body; removing the ore by mining or breaking the ore body; transporting the broken material from the mining face to the plants for treatment; processing; and refining. This basic process applies to both underground and surface operations.

The world’s principal gold refineries are based near major mining centers, or at major precious metals processing centers worldwide. In terms of capacity, the largest is the Rand Refinery in Germiston, South Africa. In terms of output, the largest is the Johnson Matthey refinery in Salt Lake City, U.S.

Rather than buying the gold and then selling it onto the market later, the refiner typically takes a fee from the miner.

Once refined, the bullion bars (with a purity of 99.5% or higher) are sold to bullion dealers who, in turn, trade with jewelry or electronics manufacturers or investors. The role of the bullion market at the heart of the supply-demand cycle - instead of large bilateral contracts between miner and fabricator - facilitates the free flow of metal and underpins the free market mechanism.

Competitive Business Conditions and Competitive Position

The mineral exploration industry is intensively competitive. Many of our competitors have greater financial resources than we do. As a result, we may experience difficulty competing with other businesses when conducting mineral exploration activities or in the retention of qualified personnel. No assurances can be given that we will be able to compete effectively.

Our Mining Locations - Republic of Colombia

Colombia Area: 1,141,748 sq. km
Population: 45.0 million (July 2008 est.)
Capital city: Bogotá
President, Head of Government Alvaro URIBE Velez (elected May 2002; assumed office August 07, 2002; re-elected May 2006)

History

During the pre-Columbian period, the area now known as Colombia was inhabited by indigenous societies situated at different stages of socio-economic development, ranging from hunters and nomadic farmers to the highly structured Chibchas, who are considered to be one of the most developed indigenous groups in South America.

The first permanent settlement in Colombia was at Santa Marta, founded by the Spanish in 1525. Santa Fe de Bogota was founded in 1538 and, in 1717, became the capital of the Viceroyalty of New Granada, which included what are now Venezuela, Ecuador, and Panama. Bogota was one of three principal administrative centers of the Spanish possessions in the New World. The area became Spain’s chief source of gold and was exploited for emeralds and tobacco.

Full independence was proclaimed in 1813, and in 1819 the Republic of Greater Colombia was formed. The new republic included all the territory of the former Viceroyalty (Colombia, Venezuela, Ecuador and Panama).

Colombia’s history has been characterized by widespread, violent conflict. Two civil wars resulted from bitter rivalry between the Conservative and Liberal parties: The War of a Thousand Days (1899-1903) claimed an estimated 100,000 lives, and La Violencia (the Violence) (1946-1957) claimed about 300,000 lives.

The “Plan Colombia” program was unveiled in 1999 to combat narco-terrorism; spur economic recovery; strengthen democratic institutions and respect for human rights; and provide humanitarian assistance to internally displaced persons.

Alvaro Uribe, an independent, was elected president in May 2002 (and re-elected in May 2006) on a platform to restore security to the country. Among his promises was to continue to pursue the broad goals of Plan Colombia within the framework of a long-term security strategy. In the fall of 2002, Uribe released a national security strategy that employed political, economic and military means to weaken all illegal narco-terrorist groups. The Uribe government offered to negotiate a peace agreement with these groups with the condition that they agree to a unilateral cease fire and to end drug trafficking and kidnapping.

In 2004, the Uribe government established, for the first time in recent Colombian history, a government presence in all of the country’s 1,098 municipalities (county seats). Attacks conducted by illegally armed groups against rural towns decreased by 91% from 2002 to 2005. Between 2002 and 2006, Colombia saw a decrease in homicides by 37%, kidnappings by 78%, terrorist attacks by 63%, and attacks on the country’s infrastructure by 60%. Coca crop eradication and cocaine and heroin interdictions are setting records. Although much attention has been focused on the security aspects of Colombia’s situation, the Uribe government also is making significant efforts on issues such as expanding international trade, supporting alternate means of development, and reforming Colombia’s judicial system.

In January 2007, Colombian leaders presented a new strategy to consolidate and build on progress under Plan Colombia, called the “Strategy to Strengthen Democracy and Social Development.” The new strategy continues successful Plan Colombia programs while putting greater emphasis on consolidation of state presence, including access to social services, and on development through sustainable growth and trade.

Economy

Colombia is a free market economy with major commercial and investment ties to the United States. Transition from a highly regulated economy has been underway for more than 15 years with tariff reductions, financial deregulation, and privatization of state-owned enterprises and adoption of a more liberal foreign exchange rate. These policies eased import restrictions and opened most sectors to foreign investment. Foreign investors are welcomed as technology, management expertise, access to overseas markets, and finance, can be brought to the market Colombia’s economy is heavily dependent upon its natural resources. Main exports include its well known coffee, petroleum and petroleum products, emeralds, fruits, flowers, iron and steel, textiles and apparel.

Colombia has not suffered any dramatic economic collapses. Prudent fiscal policies are maintained and economic reforms including tax, pension and budget reforms are pursued. The sustained growth of the Colombian economy can be attributed to an increase in domestic security, the policies of keeping inflation low and maintaining a stable currency (the Colombian peso), petroleum price increases and an increase in exports to neighboring countries and the United States as a result of trade liberalization. Canada’s Prime Minister, Stephen Harper, visited Colombia in July 2007 to advance closer economic links with Colombia. Free trade negotiations between Canada and Colombia are underway and once agreed upon, is expected to strengthen the relationship between the two countries and boost already strong two-way trade. The economic growth seen in Colombia closely ties to Latin American economic trends:

1.	Foreign direct investment in Latin American countries sharply increasing, reaching more than US$100 billion in 2005
2.
The GDP growth of 5.9% in 2004 and nearly 5% annually since, have performed better over the past 2 years then they have over the past 20 years, surpassing the average for the world economy for the first time in 25 years

3.	In 2006, Latin America surpassed all other emerging markets with total cross-border deal value representing over US$102.6 billion, an increase of 154% on 2005.

Mining

Mining in Colombia began in the 1500s. Precious metal and stone mining was still carried out in the late 1980s. Gold was the most important metal in terms of short-term revenues. With the discovery and exploitation of large coal and natural gas reserves, the role of mining in the national economy expanded in the late 1980s. Mining and energy related investments have grown because of higher oil prices, increased demand and improved output. Other important metals in Colombia include platinum and silver, as well as been a major producer of emeralds.

Colombia’s impressive gold endowment and high exploration potential is widely recognized, with historic production believed to exceed 120 million ounces. Recent government-led improvements in security, infrastructure, and mining law reform are providing an ever improving environment for foreign investment in mineral exploration and development.

Infrastructure

Government efforts to expand mining in Colombia were needed to encourage private sector investment. The government set a policy of developing infrastructure (roads, electricity, and communications), providing technical assistance, and encouraging sound credit and legal policies to minimize problems with land titling.

Colombia has since made major improvements to its infrastructure. The deregulation process that began in the early 1990’s emphasized modernizing infrastructure in specific areas that are key to attaining global competitiveness.

Through joint ventures and the promotion of small mining companies, the mining sector can contribute more to national employment, income, and wealth.

Existing and Probable Governmental Regulation

In Colombia, the sub-soils are generally owned by the state. The state may authorize private parties to explore and develop mineral deposits under concession contracts. Until 2001, they could also be developed under Exploration and Exploitation Contracts executed with specialized agencies of the state. However, as of 2001, Colombia’s new Mining Code only permits concession contracts, which are awarded by a single entity and are subject to a standard set of conditions.

The concession contract grants to a concessionaire the exclusive right to carry out the studies, works and installations necessary within the given area to establish the existence of minerals and to exploit them according to the principles, rules and criteria of the accepted techniques of geology and mining engineering. It also covers the right to install and build the equipment, services and works necessary to efficiently exercise the rights set forth in the Colombian Mining Code. The concession contract will be agreed on for a term that the proponent requests, up to a maximum of thirty years. Such term will start from the date the contract is inscribed at the National Mining Register.

Compliance with Environmental Laws

Our properties are subject to Colombian and local laws and regulations regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials. Any significant mining operations will have some environmental impact, including land and habitat impact, arising from the use of land for mining and related activities, and certain impact on water resources near the project sites, resulting from water use, rock disposal and drainage run-off. No assurances can be given that such environmental issues will not have a material adverse effect on our operations in the future.

The Colombian Mining Law 685 of 2001 requires an Environmental Mining Insurance Policy for each concession contract. In addition, this provision states that an Environmental Impact Study has to be presented at the end of the Exploration Phase if the concession is to proceed to the Construction Phase, and that this must be approved and an Environmental License issued before the Exploitation Phase can begin.

Exploration activities require an Environmental Management Plan and a Superficial Water Concession.

Exploitation requires, in addition, an Environmental License, Permit for Springs, Forest Use Permit, Certificate of Vehicular Emissions, Emissions Permit and River Course Occupation Permit.

The Principal Mineral Properties acquired in the Restructured Transactions are described under “Item 2. Properties” below.

Gold Delivery in Colombia

Gold may be freely exported from Colombia subject to a 4.5% gold royalty.  The Company  will deliver gold for exportation by bonded shipping companies, to be sold on global markets and to investors.  Payment is received on delivery.  There is a shortage of physical gold in the world.  Two major Colombian gold refineries are buying up ore, and there is enormous demand from central banks and investors due to the weak global economy.  We anticipate the Colombian refineries will purchase much of our early production.  They will either take delivery of our gold Doré at our mine or our security staff will deliver it to them.  Responsibility for the gold passes when it is taken into their possession.

Mining in Colombia

Exploration was impeded for decades because of violence and as much as 40% of the country has not even been geologically mapped. Neighboring Peru had experienced similar setbacks and has enjoyed growing its gold production from 50 tons per year to 210 tons per year since it became conducive to investment and exploitation.  As there is far more gold in Colombia than in Peru, it is reasonable to project that Colombia could expand from its current 50 ton per year production to at least 200 tons per year. These prospects have also inspired interest in gold exploration by international companies including Rio Tinto Plc, Anglo American Plc, BHP Billiton, Xstrata Plc and Greystar Resources Ltd.

Employees

We currently employ 4 full-time employees and 4 consultants in the United States. As a result of the closing of the Restructured Transactions, our wholly-owned subsidiary, MCOL, will assume approximately 25 existing employees in Colombia during the first quarter of 2010 and upon closing of the final bill of sale from the Asset Purchase Agreement we may assume up to 60 more existing employees in Columbia. We plan to hire three to six senior and mid-level executives in the United States and Colombia as well as a number of field engineers and geologists in Colombia. We intend to hire additional full-time employees to fill specific functions in our organization as our operations expand.  We will also hire part-time or independent contractors in connection with certain projects in Colombia and the United States.

Equipment

We intend to use mining dredges in most of our alluvial mining operations, using bucket wheel, bucket ladder and cutter suction technology, which are efficient for the lifting up of heavy gold. As the gold comes out, the dredges also reclaim mercury that remains in the ground, left over from manual and outdated mining processes.

Currently we have one dredge in Colombia that was used in a pilot operation.  We have hired expert mining dredge engineers to evaluate this dredge and make recommendations as to any required modifications and its highest and best use.  We have received their initial findings and are presently reviewing them.  Additionally, we are currently in discussions with well known dredging manufacturers to purchase new dredges or reconditioned dredges and other gold recovery equipment.

SonicSampDrill

For our alluvial exploration projects, we intend to utilize a state-of-art SonicSampDrill for exploration. Under optimal conditions, a single trained operator can explore 90 to 180 vertical feet a day in alluvial drilling with this equipment, which will enable us to move ahead faster and reduce exploration costs by an anticipated 60%.

In December 2009 and January 2010, we entered into agreements with SonicSampDrill B.V. (Netherlands) and Sonic Sampling & Supply (California) to provide two CRS-V crawling drilling units, tooling and support equipment together with trained crews to provide drilling, sampling and training services for the Zaragoza Project. The drilling program in Zaragoza is being conducted as part of the preparation of a Form 7/NI 43-101 technical report for the Company. We expect the drilling units and accessory equipment to be on site and operational in the second quarter 2010.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC’s Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC’s website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s public reference room at the following location:

Public Reference Room
100 F. Street, N.W.
Washington, D.C. 20549-0405
Telephone: (800) SEC-0330

ITEM 1A.                                RISK FACTORS

In the normal course of business, our financial position will routinely be subjected to a variety of risks, including market risks associated with marketing, technology developments, competitive forces, and government regulatory actions. You should carefully consider the risks and uncertainties described in the sections below. Our actual results could differ materially from projected results due to some or all of the factors discussed below.

Risks Relating to Our Business and Marketplace

As a result of the completion of the Restructured Transaction, we are exposed to losses which have been incurred in the operations acquired on December 31, 2009.

As a result of completing the acquisitions as referenced in the Restructured Transactions, we are at risk of suffering significant ongoing losses from operations. As of October 9, 2009, estimated year to date losses of approximately $473,000 had been incurred by Coco Hondo relative to the mining operations in Zaragoza acquired by us on December 31, 2009.

We will need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders.  Ultimately, this may result in our inability to fund our working capital requirements and harm our operational results.

The exploration, development, mining and processing of our properties, will require substantial additional financing. Failure to obtain sufficient financing may result in delaying or indefinite postponement of exploration, development or production on any or all of our properties or even a loss of property interest. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to us.

We are exposed to fluctuations in exchange rates that could have a material adverse impact on the results of its operations.

The majority of our sales are denominated in U.S. dollars. We also finance our operations and hold surplus cash primarily in U.S. dollars. Given the dominant role of the US dollar in our operations it is the currency in which its results are presented both internally and externally. We also incur costs in U.S. dollars but significant costs are influenced by the local currencies of the territories in which its ore reserves and other assets are located, primarily. These currencies are principally the Colombian pesos.  Our normal policy is not to enter into hedging arrangements relating to changes or fluctuations in foreign exchange rates. As a result, if there is an appreciation in the value of these currencies against the U.S. dollar or prolonged periods of exchange rate volatility these changes may have a material adverse impact on the our results of operations.

The volatility of the price of gold could adversely affect our future operations, profits and, if warranted, our ability to develop our properties.

The potential for profitability of our operations, the value of our properties, the market price of our common stock and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of gold and other precious metals.  Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received.  A decrease in the price of gold may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold prices.  The price of gold is affected by numerous factors beyond our control, including inflation, fluctuation of the U.S. dollar and foreign currencies, global and regional demand, the sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world.

The volatility in gold prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the average annual market prices in U.S. dollars per ounce of gold and silver, based on the daily London P.M. fix, as shown in the table below:

Mineral	2005	2006	2007	2008	2009
Gold	$445.00	$604.00	$696.00	$872.00	$972.00

The volatility of mineral prices and available markets represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

We have no history as a mining company.

We have no history of earnings or cash flow from mining operations. If we are able to proceed beyond feasibility and to production, commercial viability will be affected by factors that are beyond our control such as the particular attributes of the deposit, the fluctuation in gold prices, the cost of construction and operating a mine, prices and refining facilities, the availability of economic sources for energy, government regulations including regulations relating to prices, royalties, restrictions on production, quotas on exploration of minerals, as well as the costs of protection of the environment.

Our exploration and development of new projects might be unsuccessful, expenditures may not be fully recovered and depleted gold reserves may not be replaced.

Our activities are primarily directed towards the exploration for and development of mineral deposits. Mining operations generally involve a high degree of risk. Our operations are subject to all the hazards and risks normally encountered in the exploration, development and production of gold including unusual and unexpected geologic formations, seismic activity, rock bursts, cave-ins, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. Although appropriate precautions to mitigate these risks will be taken, milling operations are subject to hazards such as equipment failure or failure of retaining dams around tailings disposal areas which may result in environmental pollution and consequent liability. The exploration for and development of mineral deposits involves significant risks which even a combination of careful evaluation, experience and knowledge may not eliminate. While the discovery of an ore body may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenses may be required to locate and establish mineral reserves, to develop metallurgical processes and to construct mining and processing facilities at a particular site. It is difficult to ensure that the exploration or development programs planned by us or any of our joint venture partners will result in a profitable commercial mining operation. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as size, grade, metallurgy and proximity to infrastructure; metal prices which are highly cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of any of these factors may result in us not receiving an adequate return on invested capital. There is no certainty that the expenditures made by us towards the search and evaluation of mineral deposits will result in discoveries of commercial quantities of gold.

If our exploration costs are higher than anticipated, then our profitability will be adversely affected.

We are currently proceeding with exploration of some of our mineral properties on the basis of estimated exploration costs. This exploration program includes drilling programs at various locations within the Zaragoza and Anorí projects. If our exploration costs are greater than anticipated, then we will have less funds for other expenses or projects. If higher exploration costs reduce the amount of funds available for production of gold through mining and development activities, then our ability to achieve revenues and profitability will be adversely affected. Some factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain, increased government regulation and shortages of qualified personnel.

Because our success is dependent upon a limited number of people, our business may fail if those individuals leave the company.

The ability to identify, negotiate and consummate transactions that will benefit us is dependent upon the efforts of our new management team. While we have no assurance that our current management will produce successful operations, the loss of such personnel could have an adverse effect on meeting our production and financial performance objectives.  Our planned drilling activities may require significant investment in additional personnel and capital equipment. Given the current shortage of equipment and experienced personnel within the mining industry, there can be no assurance that we will be able to acquire the necessary resources to successfully implement our business plan. We have historically experienced, and continue to experience, significant delays in receiving verifying assay and check assay results from our third-party analytical laboratories, and, as a result, there can be no assurance that we will be able to complete our resource estimates on a timely basis.

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

Current global financial conditions have been subject to increased volatility, with numerous financial institutions having either gone into bankruptcy or having to be rescued by government authorities. Access to financing has been negatively impacted by both sub-prime mortgages in the United States and elsewhere and the liquidity crisis affecting the asset-backed commercial paper market. As such, we are subject to counterparty risk and liquidity risk. We are exposed to various counterparty risks including, but not limited to: (i) financial institutions that hold our cash; (ii) through companies that have payables to us; (iii) through our insurance providers; (iv) through our future lenders; and (v) through companies that have received deposits from us for the future delivery of equipment and services. We are also exposed to liquidity risks in meeting its operating expenditure requirements in instances where cash positions are unable to be maintained or appropriate financing is unavailable. These factors may impact our ability to obtain loans and other credit facilities in the future and, if obtained, on terms favorable to us. If these increased levels of volatility and market turmoil continue, our planned growth could be adversely impacted and the trading price of our securities could be adversely affected.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission (“SEC”) adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  As a result of our filing a Registration Statement in the past, we are subject to Sarbanes-Oxley Act and more specifically SOX 404. As a small public company, pursuant to SEC Release 2006-136, we anticipate we are subject to the requirement of having our annual report contain management’s assessment of the effectiveness of the Company’s internal control over financial reporting for the period ended December 31, 2009.  Additionally, we will have to comply with Section 404(b), which requires an auditor’s attestation report on internal control beginning with our annual report for the year ended December 31, 2010. We are currently evaluating the effect that the adoption of Section 404 will have on our consolidated operating results and financial condition, and the cash flow necessary to implement SOX 404, in order to allow our management to report on, and our independent auditors attest to, our internal controls.

Our corporate governance measures may be inadequate in qualifying in under the requirements of national securities exchanges.

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

We have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently have only two directors. We expect to expand our board membership in future periods to include independent directors, and we expect to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees are made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should consider our current lack of corporate governance measures in making their investment decisions.

Risks Related to our Mining Business

If we are unable to achieve gold production levels anticipated from our Zaragoza Project, our financial condition and results of operations may be adversely affected.

We are proceeding with the exploration of the Zaragoza Project based on estimates of mineralized material identified in our drilling program and estimates of gold recovery based on test work developed during our scoping study and the historical results of previous operators.  However, risks related to metallurgy are inherent when working with extractable minerals.  Sales of gold, if any, that we realize from future mining activity will be less than anticipated if the mined material does not contain the concentration of gold predicted by our geological exploration.  This risk may be increased since we have not obtained our feasibility study or reserve report with regard to the Zaragoza Project.  If sales of gold are less than anticipated, we may not be able to recover our investment in our property and our operations may be adversely affected.

Due to the nature of our business, mining, there are significant hazards associated with our mining operations.

Mining operations are by their nature subject to a variety of risks, such as cave-ins and other accidents, flooding, environmental hazards, the discharge of toxic chemicals and other hazards. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Such occurrences may delay development or production, increase production costs or result in a liability. We may not be able to insure fully or at all against such risks, due to political or other reasons, or we may decide not to take out insurance against such risks as a result of high premiums or other reasons.

We intend to conduct our business in a way that safeguards public health and the environment and in compliance with applicable laws and regulations. Environmental hazards may exist on properties in which we hold an interest which are unknown to us and may have been caused by prior owners. Amendments to current laws, regulations and permits governing operations and activities of mining and exploration companies, or more stringent implementation thereof, could have a material adverse impact on us and our results of operations and cause increases in exploration expenses, capital expenditures or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties. While appropriate steps will be taken to prevent discharges of pollutants into the ground water and the environment, we may become subject to liability for hazards that it may not be insured against.

Our due diligence activities with respect to our property interests cannot assure that these properties will ultimately prove to be commercially viable.

Our due diligence activities have been limited, and to a great extent, we have relied upon information provided to us by third-party advisors. Accordingly, no assurances can be given that the properties or mining rights we possess will contain adequate amounts of precious metals for commercialization. Further, even if we recover precious metals from such mining properties, we cannot guarantee that we will make a profit. If we cannot acquire or locate commercially exploitable precious metals deposits, or if it is not economical to recover the precious metals deposits, our business and operations will be materially adversely affected. The mining areas presently being assessed by us may not contain economically recoverable volumes of minerals or metals. We have relied and may continue to rely, upon consultants and others for operating expertise.

We may be impacted by inadequate infrastructure.

Exploration, development, mining, and processing activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important determinants, which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, community, government or other interference in the maintenance or provision of such infrastructure could adversely affect our operations, financial condition and results of operations.

We have no proven or probable reserves or feasibility studies.  Accordingly, our properties may not contain any reserves, and any funds spent by us on exploration or development could be lost.

We have not established the presence of any proven or probable mineral reserves, as defined by the SEC, at any of our properties.  The SEC has defined a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  Any mineralized material discovered by us should not be considered proven or probable reserves.

In order to demonstrate the existence of proven or probable reserves, it would be necessary for us to continue exploration to demonstrate the existence of sufficient mineralized material with satisfactory continuity and then obtain a positive feasibility study.  Exploration is inherently risky, with few properties ultimately proving economically successful.  We intend to pursue additional exploration for the purpose of establishing proven or probable reserves.

Establishing reserves requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced.  We are in the process of completing a feasibility study at our Zaragoza Project. We have not completed a feasibility study with regard to all or a portion of any of our properties.

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete.

Competition in the mining industry for desirable properties, investment capital and personnel is intense.  Numerous companies headquartered in the United States, Canada and elsewhere throughout the world compete for properties on a global basis.  We are an insignificant participant in the gold mining industry due to our limited financial and personnel resources.  We presently operate with a limited number of personnel and we anticipate that we will compete with other companies in our industry to hire additional qualified personnel which will be required to successfully operate our mine and mill site.  We may be unable to attract the necessary investment capital or personnel to fully explore and if warranted, maintain and develop our properties and be unable to acquire other desirable properties or on terms acceptable. Consequently, our revenues, operations and financial condition could be materially adversely affected.

Estimates of mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, mineralized material presented in our filings with securities regulatory authorities, including the SEC, press releases and other public statements that may be made from time to time are based upon estimates made by our consultants.  When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material on our properties.  Until mineralized material is actually mined and processed, it must be considered an estimate only.

These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.  We cannot assure you that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably.

Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property’s return on capital.  There can be no assurance that minerals recovered in small scale tests will be recovered at production scale.

The mineralized material estimates have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove inaccurate.  Extended declines in market prices for gold may render portions of our mineralized material uneconomic and adversely affect the commercial viability of one or more of our properties and could have a material adverse effect on our results of operations or financial condition.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations.

Our operations, including our ongoing exploration drilling program, require permits from the government.  We may be unable to obtain these permits in a timely manner, on reasonable terms, or at all.  If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our property or commercial production will be adversely affected.

Our ability to continue exploration and extract any minerals that we discover is subject to payment of concession fees and if we fail to make these payments, we may lose our interest in the properties.

Mining concessions in Colombia are subject to payment of concession fees to the federal government or lease payments to the owner of the concessions.  The payments are based on the size of the property we are exploring.  Our failure or inability to pay the concession fees to the government may cause us to lose our interest in one or more of our properties.

In the event of a dispute regarding title to our property or any facet of our operations, it will likely be necessary for us to resolve the dispute in Colombia, where we would be faced with unfamiliar laws and procedures.

The resolution of disputes in foreign countries can be costly and time consuming, similar to the situation in the U.S.  However, in a foreign country, we face the additional burden of understanding unfamiliar laws and procedures.  We may not be entitled to a jury trial, as we might be in the United States.  Further, to litigate in any foreign country, we would be faced with the necessity of hiring lawyers and other professionals who are familiar with the foreign laws.  For these reasons, we may incur unforeseen losses if we are forced to resolve a dispute in Colombia or any other foreign country.

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

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses.

Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses.  Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined.  Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and development of mineral properties, such as, but not limited to:

•	economically insufficient mineralized material;
•	fluctuation in production costs that make mining uneconomical;
•	labor disputes;
•	unanticipated variations in grade and other geologic problems;
•	environmental hazards;
•	water conditions;
•	difficult surface or underground conditions;
•	industrial accidents;
•	metallurgic and other processing problems;
•	mechanical and equipment performance problems;
•	failure of pit walls or dams;
•	unusual or unexpected rock formations;
•	personal injury, fire, flooding, cave-ins and landslides; and
•	decrease in the value of mineralized material due to lower gold and silver prices.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and production dates.  We currently have no insurance to guard against any of these risks.  If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests.  All of these factors may result in losses in relation to amounts spent which are not recoverable.

Risks Related to Our Common Stock

Because our common stock could fall under $5.00 per share, it could be deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock could fall under $5.00 per share, it could be considered a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. If the trading price of the common stock falls below $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

If we fail to remain current on our reporting requirements with the SEC, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have no late filings reported by FINRA.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Office Premises

U.S.:
Our U.S. headquarters is at 2831 St. Rose Parkway, #265, Henderson, Nevada, for which we have executed a 12 month lease, commencing on February 1, 2010. The Company also rents office space on a month-to-month basis at 2945 Townsgate Road, Westlake Village, California.  Our total monthly rent for both locations is approximately $4,900.

On May 1, 2010, the Company expects to move into new office space at 3027 Townsgate, Westlake Village, California where we will sub-lease space from MINTL.  Monthly rent for this office is not expected to change significantly from the current rate.  Our California office is used primarily for corporate and administrative activities.

Colombia:
MCOL currently pays monthly rent of approximately $1,200 for office space, that it sub-leases from MINTL, at Calle 38 No. 63B-65 Barrio Conquistadores, Medellin, Colombia.  The 12 month lease expires in May 2010. MCOL expects to move into a new, larger office facility in April 2010.

Mining Properties

Our Mining Locations - Republic of Colombia

The Zaragoza Project

Location and Access

The Zaragoza Project is located in Zaragoza municipality of the Antioquia Department/State and is approximately 259 km due (North/East) of the city of Medellin, which is the capital of Antioquia.

Description of Our Interest in the Property

The mineral rights property is approximately 1,775 acres and located over the alluvium of the Nechi River that has been classified as one of the five largest placer deposits in the world. An initial assessment shows high grades, the right conditions for mining, the right infrastructure and good security conditions.  Land possessions cover most of the mineral rights which allows us to install the proper security conditions within the perimeter that surrounds the operation.

History of Previous Operations

Pato Gold Dredging Company mined this deposit since the beginning of the twentieth century until it was sold, in the seventies, to a Colombian company called Mineros de Antioquia, now Mineros SA. Mineros is actually using five bucket dredges and five cutter suction dredges producing over three tons a year.

In 2008, Antioquia produced 758,333 troy ounces (26 tons) of gold, representing 68% of Colombia’s current annual production of 50 tons per year.

Mineralization

The mineralization corresponds to free gold, finesse above 960. Most of the gold can be classified as flower gold with some coarse particles classified as number two and one colors.

Exploration, Drilling, and Sampling

The drilling program in the Zaragoza Project is being conducted as part of the preparation of an independent NI 43-101 compliant mineral resource estimate and also an independent SEC Industry Guide 7 report (the “Technical Reports”).   We engaged Watts, Griffis and McOuat Limited to prepare and complete the Technical Reports together with Mr. John A. Rae, P.Geo who will be operating as the Company’s qualified person under NI 43-101.  The drilling program is being carried out under Mr. Rae’s supervision.  The first hole of the anticipated fifty-hole drilling program was drilled and completed on February 26, 2010.  To complete the drilling program, MGOL will be using two churn drills, two SonicSampDrill CRS-V drilling units with crawlers, and is under contract with SonicSampDrill to provide four additional drill masters to operate the CRS-V units.  The areas in the Zaragoza Project were dredged by the Pato Gold Dredging Company in the 1950’s with an estimated 700,000 ounces of gold recovered.  Based on the historical records of Pato, the recent sampling by MGOL and the inefficient gravity recovery systems of the dredges used by Pato, it is anticipated that a significant amount of the gold remains to be recovered.  We intends to install and operate a bulk sampling plant to test the upper, coarse gravel in the tailings above the water table.  We expect the plant to be operational in 2010.

The Anorí Project

Location and Access

The Anorí Project borders the Anorí municipality of Antioquia and is approximately 175 km due (North/East) of the city of Medellin, the capital of Antioquia.  Access to Anorí and the project area are good.

Description of Our Interest in the Property

Our mineral rights constitute approximately 1,527 acres and are located in the Eastern margin of the Central Mountain range, a mega geologic unit constituted by a Polymetamorphic rocks complex, intruded by batholiths and stocks. These areas have been identified as important based on the presence of underground gold mining activity since the colonial period, although there also is much evidence of alluvial mining. Mines are present in the surrounding areas which have existed for more than 100 years and which, like La Constancia mine, have been important for the development of the region. The Anorí region was the main gold producing province in Antioquia in the 1830-40’s.  We are in negotiations with an affiliate to obtain an additional area on the southern border of the existing mineral rights of 15,591 acres with a high potential for developing underground mining.

An initial assessment shows high grades, the right conditions for mining, the basic infrastructure and good security conditions.  Land possessions cover most of the mineral rights which allows us to install the proper security conditions within the perimeter that surrounds the operation.

History of Previous Operations

At the beginning of the 20th Century, Colombian Corporation Limited, a British mining company, started the operation of the famous La Constancia mine which is in close proximity to the Anorí Project. This mine is still in operation.

Mineralization

Many gold veins have been recognized, generally filled with milky quartz together with sulphides such as arsenopyrite, pirite, galena and sphalerite and some free gold, most of the veins are associated to shear zones.

Exploration and Sampling

The initial exploration consisted of a surface exploration (recognition and sampling of structures, veins, mineralizations and old underground mines), finding ore grade up to 47 g/ton.  The project has a complete geological database which georeferences the samples and vein outcroppings as well as both active and inactive underground tunnels. The results of these sampling efforts identify the mining area zones where the next level of exploration should be conducted.

San Pablo Mine

We anticipate acquiring the San Pablo Mining Operation in the second quarter of 2010 as part of the final bill of sale with Coco Hondo.

Location and Access

The San Pablo Mine is located in the mining district of Segovia-Remedios, and is approximately 195 km due (North/East) of the city of Medellin, which is the capital of Antioquia.

Description of Interest in the Property to be Acquired

Mineral rights amount close to 1,500 acres within the batholite of Segovia, which is well known its gold bearing veins. The neighboring area has been mined for more than 100 years and many of the rich veins continue into this property.  Within the area there are several abandoned mines, where old timers superficially extracted gold from the weathered rock.

History of Previous Operations

The area has been mined since the pre-hispanic period by the natives using artesian methods. At the beginning of the twentieth century, the English established a sizable operation called Frontino Gold Mines that was later bought by an American company. During its history the average grade was approximately half an ounce with an annual production in excess of two tons of gold. When the Americans left, due to political reasons, the mine was given to the workers. The mining operations at the mine were recently put on hold so that we can engage in further development and expand the recovery plant.

Mineralization

The vein deposit is classified as a mesothermal, where the sulfides that accompanied the gold are mainly sphalerite, galena and pyrite. Gold finesse is around 400 and needs to be ground to mesh two hundred in order to yield above 90% recovery.

Exploration, Drilling, and Sampling

The property was previously drilled by a Canadian company, Procoloro Resources Inc., and the mine currently is under development.

ITEM 3. LEGAL PROCEEDINGS

We may, from time to time, be named as defendants in various judicial, regulatory, and arbitration proceedings in the future in the ordinary course of our business.  The nature of such proceedings may involve large claims subjecting us to exposure, or may be routine customer complaints regarding less significant losses.  We may also become subject to investigations or proceedings by governmental agencies, which can result in fines or other disciplinary action being imposed on us.  Additionally, legal proceedings may be brought from time to time in the future.  Although we do not believe that any currently pending matters will have a material, adverse effect on our business, in view of the inherent difficulty of predicting the outcome of legal proceedings, we cannot state with confidence what the eventual outcome of currently pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual result in each pending matter will be.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

On June 24, 2008, we were cleared for trading by the Financial Industry Regulatory Authority on the Over-the-Counter Bulletin Board under the symbol “BTTA.” We changed our name to Minatura Gold and at the same time requested our symbol be changed to MGOL. Our common stock is currently thinly traded on the Over-the-Counter Bulletin Board, with a closing price of $7.15 on March 29, 2010.

The following table sets forth the quarterly high and low bid prices for our Common Stock during 2009, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2009
	High	Low
1st Quarter	n/a	n/a
2nd Quarter	$5.00	$5.00
3rd Quarter	$9.00	$0.00
4th Quarter	$8.25	$3.25

Holders of Common Stock

As of April 1, 2010, we had approximately 36 stockholders of record of the 17,110,066 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements do not anticipate paying any dividends upon our common stock in the foreseeable future.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2009.

Recent Sales of Unregistered Securities

During the fourth quarter ended December 31, 2009, we issued 634,000 shares of our restricted common stock to accredited investors who purchased the shares in August through October 2009 for a total purchase price of $3,173,000, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

On December 31, 2009, we issued 10,675,466 shares of our restricted common stock to Minatura International LLC, a Delaware limited liability company, in exchange for $3,800,000 pursuant to the Restructured Transactions. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the members of the recipient, immediately prior to the sale of the shares, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The management of the recipient had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Subsequent Issuances

Subsequent to year end through March 31, 2010, we have sold a total of 164,600 shares of our restricted common stock to 9 accredited investors for a total purchase price of $823,000 all of which was paid in cash. Of the 164,600 shares sold, 100,000 have been issued and the remaining 64,600 are in the process of being issued as of the date of this filing. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report.  Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

OVERVIEW

Since inception, we have relied on equity financing to fund our operations to date. As a result of the closing of the Restructured Transactions our focus has been redirected to the gold mining industry in Colombia. Currently, none of our properties are in production, and consequently, we have not produced revenue or cash flow from the sale of minerals. We expect that our first alluvial mining dredge will become productive by the end of the second calendar quarter in 2010 which will reduce the need for outside investment.

We continue to refine our initial and ongoing capital requirements. As an exploration stage company, there is significant uncertainty in our estimates regarding both future costs and future revenue. We may require additional capital resources to complete our plans.

Exploration Stage Company.  We are considered an exploration stage company since we have not demonstrated the existence of proven or probable reserves in accordance with certain regulatory requirements. In March 2010, we commenced our drilling program in the Zaragoza Project.  The drilling program is being conducted as part of the preparation of an NI 43-101 compliant mineral resource estimate and also the Securities and Exchange Commission (“SEC”) Industry Guide 7 report.

Results of Operations for the  Years Ended December 31, 2009 and 2008.

Revenue

We did not generate any revenue for the years ended December 31, 2009 or 2008.

Costs and Expenses

Consulting expenses increased to $583,908 during 2009 as compared to zero in the prior year.  Consulting expenses incurred during the current year included stock-based compensation expense of $373,370 for the payment of consulting fees with stock as well as $210,538 related to accounting and other business services.

General and administrative expenses increased to $476,892 during 2009 as compared to $180 during 2008. The increase in the current year primarily reflects an increase in salaries and payroll tax expense of $332,174 compared to zero in the prior year, as well as increases in business travel expense of $90,464, and increases in other expenses of $54,254.

Professional fees increased to $267,124 during 2009 as compared to $26,535 in the prior year.  The increase is primarily attributed to an increase in legal fees of $192,681 as well as an increase in accounting and audit fees of $44,324.

An impairment charge of $547,124 was recorded in the current year related to assets acquired on December 31, 2009.  No write-off or impairment charges were incurred in the prior year.

Interest expense increased to $3,167 during 2009 as compared to zero in the prior year, reflecting the Company’s new line of credit entered into in June 2009.

Interest Income – related party

Interest income increased to $42,934 during 2009 as compared to zero in the prior year, reflecting the Company’s new line of credit receivable entered into in 2009.

Plan of Operation

With the dramatic improvement in the political and economic climate in Colombia and the recent influx of foreign investment and activities, in addition to recent prices of gold, management feels that the political and socioeconomic environment are sufficiently secure to now deploy substantial capital towards proving out the gold reserves in addition to continuing the mining operations acquired from Coco Hondo. Many major and junior mining companies are commencing to deploy substantial capital in Colombia as they have come to the same conclusion.

In March 2010, we decided to move forward with construction at the Zaragoza property in an effort to commence commercial production. Our decision was made based upon drilling data that we believe provides evidence of mineralized material in amounts sufficient to proceed with construction activities. We have commenced a feasibility study that would allow us to classify any of our mineralized material as proven or probable reserves, as those terms are defined by the SEC in Industry Guide 7, “Description of Property by Issuers Engaged or to Be Engaged in Significant Mining Operations. ” The SEC definition of “reserve” is “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.”

Our ability to demonstrate the existence of proven or probable reserves would require us to continue exploration drilling that demonstrated the existence of sufficient mineralized material and to complete a positive feasibility study. A feasibility study must demonstrate with reasonable certainty that the deposit can be legally and economically extracted and produced. At this time, the mineralized material identified by us should not be considered proven or probable mineral reserves. Additionally, the assumptions used by us in our decision to undertake construction of the Zaragoza property may prove to be inaccurate. Thus, we may never be able to recover sufficient mineralized material to become profitable.

Our current goal is to reach commercial production in 2010. Commercial production for our purposes is achieved when saleable minerals, beyond a de minimis amount, is achieved.

The assets purchased by MCOL in the MCOL Asset Purchase Agreement primarily consist of 21 mining licenses and alluvial mining dredge assets in Coco Hondo.

We expect to complete the final bill of sale with Coco Hondo in the second quarter of 2010 for the purchase of the San Pablo gold mine and one additional mining concession. During November 2009, Coco Hondo closed production at San Pablo in order to begin an exploration program to locate and prove reserves and at the same time upgrade some of the facility. This program is expected to take about a year. The Company expects San Pablo to produce sufficient gold to be profitable once it comes back on line.

The Company has all the environmental and mining licenses and permits required to operate the alluvial production unit in El Bagre known also as the Zaragoza Project issued by governmental authorities.  All environmental and mining licenses and permits required by the government to operate the San Pablo gold mine have previously been issued to Coco Hondo.

In order to develop new activities related to the existing licenses we would need to secure all the environmental and mining permits for these new areas. In the case of working in areas where African or indigenous communities have legal rights, a consultation process is required in order to gain local governmental authorization to proceed with mining operations.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2009 compared to December 31, 2008.

	December 31, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$6,957,461	$21,825	$6,935,636	31,778%

Current Liabilities	$3,757,577	$1,293	$3,756,284	290,509%

Working Capital	$3,199,884	$20,532	$3,179,352	15,485%

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our mined gold.

We have never received revenue from gold or other mineral sales. We currently expect to commence sales of gold upon reaching commercial production from the Zaragoza Project in 2010, but there can be no assurance that we will meet our expected timetable. Any revenue generated from the sale of gold will be used to pay for operating costs first and then to supplement our existing cash for additional exploration and other working capital needs.

Since inception, we have financed our cash flow requirements through the sale of common stock and issuance of debt. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

The Company’s cash used in operating activities totaled $893,107 for 2009 compared to cash used in operating activities of $44,588 for 2008. The increase in cash used from operating activities in the current year primarily reflects a net loss in the current year of $1,842,479 compared to a net loss in the prior year of $33,846, partially offset by the non-cash stock based compensation of $373,370 and a write-off of assets acquired of $547,124 in 2009.

Cash used in investing activities totaled $5,592,378 for 2009 compared to no investing activities during 2008. The change reflects the net asset purchase of $3,200,202 on December 31, 2009, as well as net advances under the line of credit receivable during 2009 of $2,392,176.

Cash provided by financing activities totaled $10,319,102 for 2009 compared to $50,000 in 2008.  The increase in cash provided by financing activities in the current year primarily reflects an increase in proceeds from the sale of common stock of $6,923,000, the financing of assets purchased on December 31, 2009 of $3,200,202, and borrowings of $140,000 under the line of credit.

As of December 31, 2009, we continue to use traditional and/or debt financing to provide the capital we need to run the business. The burn rate approximates $200,000 per week. This does not include canon payments (mining license fees) that come due from time to time and vary depending on the size of the parcels covered in the license. It is expected that the first alluvial mining dredge will become productive during 2010 which will significantly reduce or remove the need for outside investment. However, this is not guaranteed.

On June 8, 2009, we executed a $1,000,000 line of credit with Elite Capital Management (“Elite”), an unrelated third party.  During the year ended December 31, 2009, the Company received $140,900 from Elite.  The note is due on June 7, 2010 and bears interest at a rate of 5% per year.  During the year ended December 31, 2009, the Company had interest expense of $3,167.

On June 29, 2009, we executed a $1,000,000 line of credit with Gold Resource Partners (“GRP”), an entity owned and controlled by an officer of the Company.  During the year ended December 31, 2009, we loaned $992,822 to GRP.  A balloon payment of principal and accrued interest is due on June 28, 2010 and bears interest at a rate of 5% per year.  We recorded interest income of $18,430 during the year ended December 31, 2009.

On August 6, 2009, we executed a $2,000,000 line of credit with Gold Venture 2008 (“GV”), an entity owned and controlled by an officer of the Company.  During the year ended December 31, 2009, the Company loaned $1,188,651 to GV.  A balloon payment of principal and accrued interest is due on August 5, 2010 and bears interest at a rate of 5% per year.  We recorded interest income of $19,418 during the year ended December 31, 2009.

On September 22, 2009, we executed a $2,500,000 line of credit with Gold Resource Partners (“GRP”), an entity owned and controlled by an officer of the Company.  Net borrowings under the line of credit totaled $210,703 as of December 31, 2009.  A balloon payment of principal and accrued interest is due on September 1, 2010 and bears interest at a rate of 5% per year.  We recorded interest income of $5,086 during the year ended December 31, 2009.

In October 2009, we received $3,173,000 as a result of the private placement of 634,600 shares of our common stock at $5.00 per share, pursuant to an exemption under the provisions of Regulation D-506 promulgated under the Securities Act of 1933.

In November 2009, we amended its line of credit with Elite Capital and has agreed to cap the maximum amount of the principal balance of the note to $140,900.  The note will continue to have the same terms and conditions of the original line of credit arrangement.

In December 2009, we entered into an Addendum to the Securities Purchase Agreement dated November 24, 2009 (the “SPA”) with Minatura International LLC (“MINTL”), a Delaware limited liability company. Pursuant to the SPA, we authorized the sale to MINTL of 10,675,466 shares (the “Shares”) of our restricted common stock in exchange for $3,800,000.

During February 2010, we offered a private placement stock sale under the provisions of Regulation D promulgated under the Securities Act of 1933. Private placement consists of up to $5,000,000 (1,000,000 Shares) at $5.00 per share, with minimum subscriptions of $50,000 (10,000 Shares) from any one investor.  We will utilize the proceeds of this private placement for general working capital purposes.  The offering will terminate on March 31, 2010, but can be extended an additional 90 days without notice. As of March 21, 2010, we have received $500,000 through this private placement common stock sale.

Further development of existing mining concessions will require significant additional investment capital, environmental permitting, infrastructure and equipment. As a result of the closing of the MINTL Securities Purchase Agreement, the Company received additional funding from what is now its majority stockholder, MINTL.

We are also looking to joint venture partnerships to fuel development of our mining operations. These agreements would basically require the Company to provide expertise and license with the partner providing necessary capital to develop a mining parcel. Profits would be split on a pre-defined pro rata basis. Such arrangements may involve MINTL as one of the partners with the assignment of mining operations contracts to us.

Satisfaction of our cash obligations for the next 12 months

As of December 31, 2009, post closing of the Restructured Transactions, our cash balance was $3,843,407. Our plan for satisfying our cash requirements for the next twelve months is through additional sales of our common stock, third-party financing, and/or traditional bank financing, and income generated from the sales of our anticipated gold production. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion, and may consider additional equity or debt financing or credit facilities.

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

We may continue to incur operating losses over the majority or some portion of the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our gold production capabilities in Colombia and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Summary of any product research and development that we will perform for the term of the plan

We do not anticipate performing any significant product research and development over the next twelve-month period.

Expected purchase or sale of plant and significant equipment

We do anticipate the purchase of plant and/or significant equipment at this time during the next 12 months, as part of the Restructured Transactions. We are spending $5.9 million in the Restructured Transactions toward the purchase of the assets from Coco Hondo, which include the plant, equipment, and mining concessions required to begin our gold mining operations. In addition, to the assets acquired from Coco Hondo, we anticipate the acquisition of additional equipment to pursue our mining operations.

Significant changes in number of employees

As of December 31, 2009, we had a total of 5 full-time employees. We currently employ 4 full-time employees and 4 consultants in the United States. As a result of the closing of the Restructured Transactions, our wholly-owned subsidiary, MCOL, will assume approximately 25 existing employees in Colombia during the first quarter of 2010 and upon closing of the final bill of sale from the Asset Purchase Agreement we may assume up to 60 more existing employees in Columbia. We plan to hire three to six senior and mid-level executives in the United States and Colombia as well as a number of field engineers and geologists in Colombia. We intend to hire additional full-time employees to fill specific functions in our organization as our operations expand.  We will also hire part-time or independent contractors in connection with certain projects in Colombia and the United States.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

Critical Accounting Policies

General – The preparation of consolidated financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the consolidated financial statements and the revenues recognized and expenses incurred during the reporting period. Our estimates and assumptions affect our recognition of deferred expenses, income taxes, the carrying value of our long-lived assets and our provision for certain contingencies. We evaluate the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to our attention that may vary our outlook for the future. Actual results may differ from these estimates under different assumptions.

Going Concern – The consolidated financial statements have been prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate its assets. For the period from January 16, 2007 (inception) to December 31, 2009, we have incurred a net loss of $1,889,447. The ability of the Company to meet its total liabilities of $3,984,623 and to continue as a going concern is dependent upon the availability of future funding and upon achieving profitable operations. If we are unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets.

Proven and Probable Reserves – The definition of proven and probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.  Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination.

Mineral Acquisition Costs – The costs of acquiring land and mineral rights are considered tangible assets.  Significant acquisition payments are capitalized.  General, administrative and holding costs to maintain an exploration property are expensed as incurred.  If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method.  If no mineable ore body is discovered or such rights are otherwise determined to have diminished value, such costs are expensed in the period in which the determination is made.

Exploration Costs – Exploration costs are charged to expense as incurred. Costs to identify new mineral resources, to evaluate potential resources, and to convert mineral resources into proven and probable reserves are considered exploration costs.

Design, Construction, and Development Costs – Certain costs to design and construct mine and processing facilities may be incurred prior to establishing proven and probable reserves.  Under these circumstances, we classify the project as an exploration stage project and expense substantially all costs, including design, engineering, construction, and installation of equipment.  Certain types of equipment, which have alternative uses or significant salvage value, may be capitalized.  If a project is determined to contain proven and probable reserves, costs incurred in anticipation of production can be capitalized.  Such costs include development drilling to further delineate the ore body, removing overburden during the pre-production phase, building access ways, constructing facilities, and installing equipment.  Interest costs, if any, incurred during the development phase, would be capitalized until the assets are ready for their intended use.  The cost of start-up activities and on-going costs to maintain production are expensed as incurred.  Costs of abandoned projects are charged to operations upon abandonment.

If a project commences commercial production, amortization and depletion of capitalized costs is computed on a unit-of–production basis over the expected reserves of the project based on estimated recoverable gold equivalent ounces.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks includes, but is not limited to, the following risks: changes in foreign currency exchange rates, changes in interest rates, equity price risks, commodity price fluctuations, and country risk. We do not use derivative financial instruments as part of an overall strategy to manage market risk; however, we may consider such arrangements in the future as we evaluate our business and financial strategy.

Foreign Currency Risk

We transact a significant amount of our business in Colombian pesos. As a result, currency exchange fluctuations may impact our operating costs. The appreciation of non-U.S. dollar currencies such as the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in US dollar terms in Colombia, which can adversely impact our operating results and cash flows.  Conversely, a depreciation of non-US dollar currencies usually decreases operating costs and capital asset purchases in U.S. dollar terms.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates.  Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a decrease in non-U.S. dollar currencies results in a loss.  We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk.  We also hold portions of our cash reserves in non-U.S. dollar currencies.

Interest Rate Risk

We have no debt outstanding nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Equity Price Risk

We have in the past sought and may in the future seek to acquire additional funding by sale of common stock and other equity. Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell our common stock at an acceptable price should the need for new equity funding arise.

Commodity Price Risk

We currently do not have any production but expect to produce gold in the near future.  If we commence production and sales, changes in the price of gold and other minerals could significantly affect our results of operations and cash flows in the future.  We do not presently expect to hedge the sale of any of our anticipated production.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page F-1 through F-22 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Paul R. Dias, our Principal Executive Officer and Tod M. Truly, our Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on their evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Dias, our Principal Executive Officer and Mr. Turley, our Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As a result of the Original Acquisition Agreements, the Company accepted the resignation of its prior sole officer and director and on June 24, 2009 appointed Paul R. Dias and William McVey as the Directors, and the new Board of Directors elected Paul R. Dias as Chief Executive Officer, Juan David Perez as President, and William F. McVey as Secretary/Treasurer.

On January 12, 2010, the Board of Directors appointed Tod M. Turley to serve as the Company’s Chief Operating Officer and Assistant Secretary.

Effective March 30, 2010, Mr. McVey resigned from all positions and the Board of Directors appointed Mr. Turley to serve as a Director, Treasurer and Secretary.

Information as to our current directors and executive officers is as follows:

Name	Age	Position	Since
Paul R. Dias	44	Director, Chief Executive Officer	June 2009
Juan David Perez	56	President	June 2009
Tod M. Turley	48	Chief Operating Officer, Director, Secretary, Treasurer	January 2010 March 2010

Paul R. Dias – Director, CEO Mr. Dias is the original founder of Gold Resource Partners and various related entities.  A financier and venture capitalist with over 20 years of international business experience, he has raised capital for numerous companies in natural resources, information technology and alternative health sectors. Mr. Dias has been exclusively involved in the acquisition, exploration, and development of mineral concessions in Colombia since 2001.  Mr. Dias is the founder of the companies that sold the assets to the Company in the Restructured Transactions.

Juan David Perez – President Mr. Perez is a U.S. citizen who has lived in Colombia for most of his life.  He was a consultant to business and government on numerous alluvial mining and exploration projects in Colombia for over 30 years.  From May 2003 to present, Mr. Perez was General Manager and a Co-founder of Promocion de Proyectos Mineros (PPM).  He was also Professor at the Faculty of Mines in Medellin from 1984 to 2007.  Mr. Perez graduated with a degree in mining engineering from the Universidad Nacional in Colombia and completed postgraduate studies in the United Kingdom at the University of Nottingham.

Tod M. Turley – Director, COO, Treasurer and Secretary Since October 2009, Mr. Turley has served as a Director and the Chief Operating Officer of Minatura International LLC, the majority shareholder of the Registrant. Previous to that, Mr. Turley served as the Chairman and CEO of Amerivon Holdings LLC, a niche private equity investment firm specializing in high potential growth consumer product and services companies. Earlier, he served for 13 years as a corporate attorney and executive with emerging growth companies in the telecommunications industry. Mr. Turley graduated from the University of Utah in 1985 with a BA in Economics and French, and subsequently graduated from the University of Southern California with a J.D. in 1988.

Compensation

As of the date of this report, we have not established compensation agreements with our key executives; however during 2009 we were paying monthly compensation to our CEO of $20,833. As a result of the completion of the Restructured Transactions, we expect to enter into employment agreements or shared services agreement with our executive officers. Currently, our CEO and COO perform similar roles for both MGOL and MINTL for which MINTL is paying their compensation. We expect to complete a shared service cost agreement with MINTL for executive and employee compensation incurred on behalf of the Company and paid by MINTL.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.  Effective March 30, 2010, we entered into indemnification agreements with Mr. Dias, our Chief Executive Officer and Mr. Turley, our Chief Operating Officer.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

During the previous five (5) years, no Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Audit Committee

We do not have an Audit Committee; our board of directors performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Program

The Board of Director’s (the “Board”) has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board ensures that the total compensation paid to the Executives is fair, reasonable and competitive.  We do not currently have a Compensation Committee.

Compensation Philosophy and Objectives

The Board believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company and only having two executive officers during the year ended December 31, 2009, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends on establishing a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board makes all compensation decisions for the Executives and approves recommendation regarding equity awards to all elected officers of the Company. Decisions regarding the non-equity compensation of other executive officers are made by the Board.

Setting Executive Compensation

Based on the foregoing objectives, the Board has structured the Company’s annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals.

2009 Executive Compensation Components

During the year ended December 31, 2009, we had two executive officers and two individuals acting in similar capacities. We target base salaries for senior management at levels that are comparable to similar positions at companies with whom we compare for compensation purposes. The Board reviews and approves all executive officer salary adjustments and recommended by the CEO. The Board also reviews the performance of the CEO and establishes his base salary.

No actions took place in 2009 relative to Executive Compensation.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to our Named Executive Officers during the two years ended December 31, 2009.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Paul R. Dias (1),	2009	$121,550	-	-	-	-	-	-	$121,550
CEO & Director	2008	-	-	-	-	-	-	-	-

Juan D. Perez (1),	2009	-	-	-	-	-	-	-	-
President	2008	-	-	-	-	-	-	-	-

Tod Turley (1),	2009	$104,166	-	-	-	-	-	-	$104,166
Acting COO (2)	2008	-	-	-	-	-	-	-	-

David Toone ,	2009	$68,875	-	-	-	-	-	-	$68,875
Acting CFO (3)	2008	-	-	-	-	-	-	-	-
(1)
Has an indirect ownership interest in the 17,110,066 shares of common stock currently issued and outstanding of the Company through its interest in MINTL, which is holding 10,675,466 shares of common stock (issued on January 20, 2010) of the Company.

(2)
Mr. Turley was appointed Chief Operating Officer and Assistant Secretary of the Company on January 12, 2010. During 2009, Mr. Turley was Acting Chief Operating Officer of the Company. Mr. Turley was appointed Director, Treasurer and Secretary on March 30, 2010.

(3)
During 2009, Mr. Toone was an independent consultant of the Company and provided services as the Acting Chief Financial Officer of the Company.  Mr. Toone’s contract with the Company was not renewed as of February 2010 thus his position as Acting Chief Financial Officer of the Company was terminated.

Executive Employment Agreements

As of the date of this report, we have not established compensation agreements with our key executives; however during 2009 we were paying monthly compensation to our CEO of $20,833. As a result of the completion of the Restructured Transactions, we expect to enter into employment agreements or shared services agreement with our executive officers. Currently, our CEO and COO perform similar roles for both MGOL and MINTL for which MINTL is paying their compensation. We expect to complete a shared service cost agreement with MINTL for executive and employee compensation incurred on behalf of the Company and paid by MINTL.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Compensation Committee

We currently do not have a compensation committee of the board of directors.  Until a formal committee is established our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation.

Director Compensation

All directors will be reimbursed for expenses incurred in attending Board or committee, when established, meetings.  From time to time, certain directors who are not employees may receive shares of our common stock.  We did not pay compensation to our directors during the two years ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock on March 31, 2010, relating to the beneficial ownership of the Company’s common stock by those persons known to beneficially own more than 5% of the Company’s capital stock and by its directors and executive officers.

The percentage of beneficial ownership for the following table is based on 17,110,066 of common stock outstanding as of March 31, 2010. As of the date of this report, Management has an indirect ownership interest in the 17,007,466 shares currently issued and outstanding of the Company through management’s interest in MINTL, which is holding 10,675,466 shares of common stock of the Company.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or united voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2010 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into units of our common stock.

Security Ownership of Certain Beneficial Owners and Management
Name and address of Beneficial Owner(1)	Number of Shares	Percent of Outstanding Shares of Common Stock

Paul Dias (2)	See footnote (2)	See footnote (2)
Juan Perez (2)	See footnote (2)	See footnote (2)
Tod Turley (2)	See footnote (2)	See footnote (2)
Minatura International, LLC (MINTL) (2) 215 Lyon Drive, PO Box 2590 Fernley, NV 89408	10,675,466	63%

All Beneficial Owners and Management as a Group	10,675,466	63%
(1)
As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)
Paul Dias, CEO and a Director of the Company, Juan Perez, President of the Company, and Tod Turley, Director, COO and Secretary of the Company have shared voting power and shared investment power with respect to all the shares as beneficially owned by MINTL.  Mr. Dias’ family trust, the Five Star Family Trust, which owns 64% of MINTL’s issued and outstanding shares (Mr. Dias has dispositive power of the shares held by the Five Star Family Trust). Mssrs. Perez and Turley own 1% of MINTL’s issued and outstanding shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Restructured Transactions:

In the Restructured Transactions, we sold 10,675,466 shares of our common stock to Minatura International LLC, a Delaware limited liability company (“MINTL”) in exchange for $3.8 million in cash.  Additionally, we acquired the assignment of the Concessions and certain mining equipment and other related assets from MINTL’s subsidiary Proyecto Coco Hondo S.A.S (“Coco Hondo”) through our subsidiary Minatura Colombia S.A.S. (“MCOL”). MCOL assumed approximately $2.2 million in liabilities from Coco Hondo and expects to pay Coco Hondo approximately $5.9 million based on the delivery of bills of sale for the assigned assets. The first bill of sale was executed and delivered on December 31, 2009 and included all the Concessions and all the assets relating to the Zaragoza Project.  MCOL paid $6.5 billion Colombian Pesos (equivalent to $3.3 million) relating to such bill of sale on January 25, 2010. The remaining assets, primarily those relating to the San Pablo Gold Mine and including one additional mining concession, will be subject to a final bill of sale for approximately $2.6 million anticipated to be delivered in the second quarter of 2010 when Coco Hondo is expected to deliver sufficient financial statements for such assets that will satisfy the SEC public reporting requirements for the Company. The actual amount of the final bill of sale will be subject to change based on the verifiable book value of the covered assets as of the date of transfer.

MINTL’s ownership includes affiliates of Paul Dias, owning 64% (indirectly by the Five Star Family Trust), and Juan Perez and Tod Turley each owning less than 1%.  As a result of the appointment of Messrs. Dias, Turley and Perez to the Board of Directors and executive officers of the Company, all of whom are shareholders of MINTL, there exists a conflict of interest between the Board, the management team and the shareholders of MINTL and the shareholders of the Company in regards to the Restructured Transactions.

The Grid Notes:

MGOL/GRP Grid Note – From June through December of 2009, we loaned GRP, an entity controlled by Officers and Directors of the Company, a net of $1,200,000. Most of the funds were subsequently loaned to GV, an entity controlled by Officers and Directors of the Company.

MGOL/GV Grid Note – From August through December of 2009, we loaned GV, an entity controlled by Officers and Directors of the Company, $1,200,000. In addition, GV borrowed funds from GRP which were funds loaned from the Company, see paragraph above.

The funds advanced under the Grid Notes were primarily utilized by the respective entities to further the business operations of the respective entities in Colombia, businesses which we acquired. The obligations for payment, under the terms of the Grid Notes have been assumed by MINTL, an entity in which officers of our Company have a substantial interest.  As of February 28, 2010, the outstanding balance owed by MINTL under the Grid Notes is approximately $1,260,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We engaged De Joya Griffith & Company LLC, Certified Public Accountants & Consultants (“De Joya”) to serve as our independent auditors for the year ended December 31, 2009. We also engaged De Joya to re-audit our financial statements for the year ended December 31, 2008.

(1) AUDIT FEES

The aggregate fees billed by De Joya for professional services rendered for the audits of the our financial statements for 2009 and 2008, and for the review of the financial statements included in our quarterly reports on Form 10-Q filed with the SEC for 2009 were approximately $32,000.

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA P.C., for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided  in connection with statutory and regulatory filings with the SEC for 2008 was $5,500.

In May 2009, the Registrant engaged Moore & Associates, Chartered to serve as the Registrant’s independent registered public accountants.  The aggregate fees billed for professional services rendered by Moore & Associates, Chartered for the review of the financial statements included in our Form 10-Q for the periods ended March 31, 2009 and June 30, 2009 was $2,000.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(3)	ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant’s financial statements for the most recent year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1.	The consolidated financial statements listed in the “Index to Consolidated Financial Statements” on page 50 are filed as part of this report.

2.	Consolidated financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger between Minatura Gold, Inc., Boatatopia Sub Corp and Gold Resource Partners, LLC, dated June 17, 2009.		8-K		2.1	6/23/09
2.2	Membership Purchase Agreement between Minatura Gold, Gold Venture 2008, LLC and Flat Holdings, LLC, dated June 12, 2009.		8-K		2.2	7/28/09
3(i)(a)	Articles of Incorporation of Boatatopia		SB-2		3(i)(a)	2/14/07
3(i)(b)	Amended and Restated Articles of Incorporation, dated March 27, 2009.		8-K		3(i)(d)	3/30/09
3(ii)(a)	Bylaws of Boatatopia.		SB-2		3(ii)(a)	2/14/07
3(ii)(b)	Amended and Restated Bylaws dated March 30, 2009.		8-K		3(ii)(b)	3/30/09
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINATURA GOLD

By: /S/ Tod M. Turley
       Tod M. Turley, Chief Operating Officer

Date: April 2, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Paul R. Dias		April 2, 2010
Paul R. Dias	Director, President, Chief Executive Officer (Principal Executive Officer)

Tod M. Turley		April 2, 2010
Tod M. Turley	Director, Chief Operating Officer, Treasurer
Secretary, and Principal Accounting Officer

MINATURA GOLD

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-4 – F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 – F-22

To the Board of Directors
Minatura Gold
Henderson, Nevada

We have audited the accompanying balance sheets of Minatura Gold and Subsidiaries (An Exploration Stage Company) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and from inception (January 16, 2007) to December 31, 2009.  These financial statements are the responsibility of the Company's Management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minatura Gold and Subsidiaries (An Exploration Stage Company) as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended and from inception (January 16, 2007) to December 31, 2009 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company has suffered losses from operations and the Company has an accumulated deficit of ($1,889,447), all of which raise substantial doubt about its ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ De Joya Griffith & Company, LLC
De Joya Griffith & Co, LLC

Henderson, Nevada
March 26, 2010

MINATURA GOLD
(FORMERLY BOATATOPIA)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS

Current assets:
Cash	$ 3,843,407	$ 9,790
Prepaid stock compensation	626,630	-
Lines of credit receivable - related party	2,392,176	-
Accrued interest receivable - related party	42,934	-
Other current assets	52,314	12,035
Total current assets	6,957,461	21,825

Property, equipment and mining rights	3,183,251	-

Total Assets	$ 10,140,712	$ 21,825

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	98,424	1,000
Accounts payable - related party	96,299	293
Accrued expenses	221,752	-
Line of credit	140,900	-
Contract payable - related party	3,200,202	-
Total current liabilities	3,757,577	1,293

Bank loan	15,945	-
Obligations under capital leases	211,101	-
Total liabilities	3,984,623	1,293

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding as of
December 31, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 1,000,000,000 shares
authorized, 17,007,466 and 14,000,000 shares issued and outstanding
as of December 31, 2009 and December 31, 2008, respectively	17,007	14,000
Additional paid-in capital	8,015,493	53,500
Common shares payable	13,000	-
Accumulated other comprehensive income	36	-
(Deficit) accumulated during exploration stage	(1,889,447)	(46,968)
Total stockholders' equity	6,156,089	20,532

Total liabilities and stockholders' equity	$ 10,140,712	$ 21,825

The accompanying notes are an integral part of these statements.

MINATURA GOLD
(FORMERLY BOATAPIA)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

Inception
For the	For the	(January 16, 2007)

Year Ended

Year Ended

to

December 31,

December 31,

December 31,

2009

2008
      2009
Revenue
  $ -     $ -     $ -
Operating expenses:

Consulting fees
    583,908       -       583,908
General and administrative
    476,892       180       477,194
License and filing fees
    7,250       7,186       14,436
Professional fees
    267,124       26,535       306,659
Impairment charge on assets acquired
    547,124       -       547,124
   Total operating expenses
    1,882,298       33,901       1,929,321
Net operating loss
    (1,882,298)     (33,901)     (1,929,321)
Other income (expense):

Interest income
    52       55       107
Interest income - related party
    42,934       -       42,934
Interest expense
    (3,167)     -       (3,167)
   Total other income (expense)
    39,819       55       39,874
Loss before provision for income taxes
    (1,842,479)     (33,846)     (1,889,447)
Provision for income taxes
    -       -       -
Net loss
  $ (1,842,479)   $ (33,846)   $ (1,889,447)
Comprehensive loss:

   Net loss
  $ (1,842,479)   $ (33,846)   $ (1,889,447)
   Foreign currency translation adjustment
    36       -       36
Comprehensive loss
  $ (1,842,443)   $ (33,846)   $ (1,889,411)
Net loss per common share - basic
  $ (0.13)   $ (0.00)
Weighted average number of common shares

   outstanding - basic
    14,277,083       12,812,842

The accompanying notes are an integral part of these statements.

		MINATURA GOLD (FORMERLY BOATATOPIA) (AN EXPLORATION STAGE COMPANY) CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
								Deficit Accumulated During Exploration Stage
							Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Common Shares Payable			Total Stockholders' Equity
	Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount

Issuance of common stock for cash on organization of the Company
	-	$ -	7,500,000	$ 7,500	$ -	$ -	$ -	$ -	$ 7,500
Issuance of common stock for professional service fees
	-	-	1,000,000	1,000	9,000	-	-	-	10,000
Net loss for the year ended December 31, 2007
	-	-	-	-	-	-	-	(13,122)	(13,122)
Balance at December 31, 2007	-	-	8,500,000	8,500	9,000	-	-	(13,122)	4,378
Issuance of common stock for cash, net of offering costs
	-	-	5,500,000	5,500	44,500	-	-	-	50,000
Net loss for the year ended December 31, 2008
	-	-	-	-	-	-	-	(33,846)	(33,846)
Balance at December 31, 2008	-	-	14,000,000	14,000	53,500	-	-	(46,968)	20,532
Issuance of common stock for prepaid service
	-	-	200,000	200	999,800	-	-	-	1,000,000
Issuance of common stock
for cash, net of offering costs	-	-	11,307,466	11,307	6,948,693	13,000	-	-	6,973,000

		MINATURA GOLD (FORMERLY BOATATOPIA) (AN EXPLORATION STAGE COMPANY) CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
								Deficit Accumulated During Exploration Stage
							Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Common Shares Payable			Total Stockholders' Equity
	Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount

Cancellation of common shares in connection with stock purchase agreement	-	-	(8,500,000)	(8,500)	8,500		-	-	-
Capital donation	-	-	-	-	5,000	-	-	-	5,000
Foreign currency translation adjustment
	-	-	-	-	-	-	36	-	36
Net loss for the year ended December 31, 2009
	-	-	-	-	-	-	-	(1,842,479)	(1,842,479)

Balance at December 31, 2009	-	-	17,007,466	$ 17,007	$ 8,015,493	$ 13,000	$ 36	$ (1,889,447)	$ 6,156,089

The accompanying notes are an integral part of these statements.

	MINATURA GOLD
	(FORMERLY BOATATOPIA)
	(AN EXPLORATION STAGE COMPANY)
	CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
			(January 16,
	For the	For the	2007)
	Year Ended	Year Ended	to
	December 31,	December 31,	December 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,842,479)	$ (33,846)	$ (1,889,447)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common shares issued for services	-	-	10,000
Impairment charge on assets acquired	547,124	-	547,124
Stock based consulting compensation	373,370	-	373,370
Changes in operating assets and liabilities:
Increase in other current assets	(14,635)	(12,035)	(26,670)
Increase in accrued interest receivable	(42,934)	-	(42,934)
Increase in accounts payable	58,083	1,293	59,376
Increase in accrued expense	28,364	-	28,364
Net cash used in operating activities	(893,107)	(44,588)	(940,817)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances under line of credit receivable	(2,785,998)	-	(2,785,998)
Repayments under line of credit receivable	393,822	-	393,822
Purchase of asset group net of liabilities ($555,818)	(3,200,202)	-	(3,200,202)
Net cash used in investing activities	(5,592,378)	-	(5,592,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	6,973,000	50,000	7,030,500
Donated capital	5,000	-	5,000
Proceeds from line of credit	140,900	-	140,900
New asset financing - related party	3,200,202	-	3,200,202
Net cash provided from financing activities	10,319,102	50,000	10,376,602

NET CHANGE IN CASH	3,833,617	5,412	3,843,407

CASH AT BEGINNING OF YEAR	9,790	4,378	-

CASH AT END OF YEAR	$ 3,843,407	$ 9,790	$ 3,843,407

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash activities:
Issuance of common shares for services performed	$ -	$ -	$ 10,000
Issuance of common shares in advance of services performed	$1,000,000	$ -	$1,000,000

The accompanying notes are an integral part of these statements.

Minatura Gold
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS

The Company was incorporated on January 16, 2007 under the laws of the State of Nevada, as Boatatopia. The Company was engaged in the business of marketing of boats and boating products and services through an online website.  On March 30, 2009, the Company amended its articles of incorporation and bylaws to change its name from Boatatopia to Minatura Gold.  In September 2009, the Company established a wholly-owned Colombian subsidiary, Minatura Colombia S.A.S. through which the Company’s operations now include the exploration, development, mining and refining of gold as well as the exploration and commercialization of other precious metals available in the Republic of Colombia.  As a result of the closing of the Restructured Transactions (see Note 12 “Agreements” for additional information), the Company owns mining concessions in Colombia and is actively exploring and developing some of the concessions. The mining concessions are located in the mining districts of Antioquia, Bolivar, Caldas, and Cordoba Colombia, and include 21 awarded mining contracts covering approximately 70,410 acres of mining property, including the 1,517 acre hard rock Anorí Project in Anorí, Antioquia (the “Anorí Project”), and the 1,775 acre alluvial gold mining operations in Zaragoza, Antioquia (near El Bagre) (the “Zaragoza Project”). In a closing expected to occur in the second quarter of 2010, the Company anticipates acquiring one additional mining contract, the San Pablo Gold Mine which is part of the 1,633 acre hard rock Remedios Project previously acquired.

The Company has not commenced significant operations and is considered an exploration stage company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Minatura Colombia S.A.S.  All significant intercompany transactions and balances have been eliminated.

Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents
For the purpose of the consolidated statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Minatura Gold
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Concentrations of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and accounts payable.   The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.

Fair value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, line of credit receivable, accounts payable, and line of credit. Fair values were assumed to approximate carrying values for cash, line of credit receivable,  payables, and line of credit because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Revenue Recognition
Revenue is recognized from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured.

Property, Equipment and Mining Rights
Property and equipment are stated at cost less accumulated depreciation or amortization.  Property and equipment is generally depreciated using the straight-line method over their estimated useful lives.  Mining property, equipment, rights and licenses acquired are capitalized at cost and are amortized using the straight line method based on the original rights or license term at acquisition, not to exceed the useful life of the capitalized costs.  Maintenance costs are expensed as incurred.

We generally depreciate or amortize the cost of our property and equipment using the straight-line method over the estimated useful lives of the respective assets, which are summarized as follows:

Asset Category	Useful Lives
Land	Not depreciated
Machinery and equipment	10 years
Machinery and equipment under capital lease	Lesser of the useful life or the term of the respective lease
Office equipment	5 to 10 years
Operation and domain rights	15 to 20 years
Mining licenses	30 years

Mineral Acquisition Costs
The costs of acquiring land and mineral rights are considered tangible assets.  Significant acquisition payments are capitalized.  General, administrative and holding costs to maintain an exploration property are expensed as incurred.  If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method.  If no mineable ore body is discovered or such rights are otherwise determined to have diminished value, such costs are expensed in the period in which the determination is made.

Minatura Gold
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Exploration Costs
Exploration costs are charged to expense as incurred. Costs to identify new mineral resources, to evaluate potential resources, and to convert mineral resources into proven and probable reserves are considered exploration costs.

Mine Development and Commercialization
Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed and commercialized as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property will be capitalized as incurred and are amortized using the units-of-production method over the estimated life of the ore body based on estimated recoverable ounces in proven and probable reserves.

Impairment of Long-Lived Assets
The Company reviews the carrying value of the long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses the recoverability of the carrying value of the asset by estimating the future net cash flows on an undiscounted basis expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  See Note 4 for additional information related to impairment charges on assets acquired as part of the Asset Purchase Agreement.

Environmental Expenditures
The operations of the Company have been, and may in the future be affected from time to time, in varying degrees, by changes in environmental regulations, including those for future reclamation and site restoration costs.  Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable.  The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits.

Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

Foreign Currency Translation
The functional currency for the Company’s foreign subsidiary is the applicable local currency.  Assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars using period-end exchange rates, revenues and expenses are translated at average monthly exchanges rates, and equity accounts are translated at historical rates. Net changes resulting from such translations are recorded as a component of translation adjustments in “Accumulated other comprehensive income” in the Company’s consolidated balance sheet.

Minatura Gold
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Share-based Compensation

The Company recognizes stock based compensation expense using the fair value method. Accordingly, the Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

Net Loss per Share
The Company calculates net loss per share in accordance with Accounting Standards Update (“ASU”), Earning Per Share (Topic 260) which requires the presentation of both basic and diluted earnings per share (“EPS”) on the consolidated income statements. Basic EPS would exclude any dilutive effects of options, warrants and convertible securities but does include the restricted shares of common stock issued.  Diluted EPS would reflect the potential dilution that would occur if securities of other contracts to issue common stock were exercised or converted to common stock.

Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Income Taxes
The Company follows ASU Income Taxes (Topic 740) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Minatura Gold
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

The Company adopted ASU Income Taxes (Topic 740) as it related to accounting for uncertainties. ASU 740 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASU 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing ASU 740, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2009 and 2008, no income tax expense has been incurred.

Recently Issued Accounting Standards
In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning October 1, 2010. Early application is not permitted. We have not yet determined the impact, if any, which the provisions of ASU 2009-15 may have on the Company’s consolidated financial statements.

Minatura Gold
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets, which formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets into the ASC. ASU 2009-16 represents a revision to the provisions of former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16 (1) eliminates the concept of a “qualifying special-purpose entity”, (2) changes the requirements for derecognizing financial assets, and (3) enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning October 1, 2010. Early application is not permitted. The provisions of ASU 2009-16 are not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB published FASB ASU 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements.   The provisions of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or the Company’s fiscal year beginning October 1, 2010. Early adoption is permitted.  The provisions of ASU 2009-13 are not expected to have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB established the FASB Codification, which officially commenced July 1, 2009, to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  Generally, the Codification is not expected to change U.S. GAAP.  All other accounting literature excluded from the Codification will be considered non-authoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted the new standards for the year ended December 31, 2009.  All references to authoritative accounting literature are now referenced in accordance with the Codification.

Minatura Gold
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

In October 2008, the FASB issued guidance regarding subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and the adoption did not have a material impact on the Company’s consolidated financial position or results of operations.  We have evaluated subsequent events after the balance sheet date of December 31, 2009 through the date the financial statements were available to be filed with the SEC. (See Note 13– Subsequent Events.)

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the exploration stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan, and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from January 16, 2007, (inception) through the period ended December 31, 2009 of $1,889,447. In addition, the Company’s exploration activities since inception have been financially sustained through equity and debt financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital through the sale of common stock or issuance of debt and, ultimately, the achievement of significant operating revenues. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 4 – ASSET PURCHASE

Minatura Colombia S.A.S. (“MCOL”), the Company’s Colombian wholly-owned subsidiary entered into an Asset Purchase Agreement (the “MCOL Asset Purchase Agreement”) with Proyecto Coco Hondo SAS (“Coco Hondo”), an entity wholly owned by Minatura International, LLC (“MINTL”) the Company’s majority shareholder, to purchase mining concessions located in the mining districts of Antioquia, Bolivar, Caldas, and Cordoba Colombia, and include 21 awarded mining contracts covering approximately 70,410 acres of mining property, including the 1,517 acre hard rock Anorí Project in Anorí, Antioquia (the “Anorí Project”), and the 1,775 acre alluvial gold mining operations in Zaragoza, Antioquia (near El Bagre) (the “Zaragoza Project”).  Under the Asset Purchase Agreement, MCOL will assume approximately $2.2 million in liabilities from Coco Hondo and expects to pay Coco Hondo approximately $5.9 million based on the delivery of bills of sale for the assigned assets. (See Note 12 “Asset Purchase Agreement” for additional information).

Minatura Gold
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

The first of two bills of sale was executed and delivered on December 31, 2009 and included all the concessions and assets relating to the Zaragoza Project.  MCOL paid $6.5 billion Colombian Pesos (equivalent to U.S. $3.3 million) relating to such bill of sale on January 25, 2010. The Company recorded a $100,000 foreign currency translation loss on payment reflecting the fluctuation in exchange rates since December 31, 2009. The remaining assets, primarily those relating to the San Pablo Gold Mine and including one additional mining concession, will be subject to a final bill of sale for approximately U.S. $2.7 million anticipated to be delivered in the second quarter of 2010 when Coco Hondo is expected to deliver sufficient financial statements for such assets that will satisfy the SEC public reporting requirements for the Company. The actual amount of the final bill of sale will be subject to change based on the verifiable book value of the covered assets as of the date of transfer.

The assets acquired and liabilities assumed as of December 31, 2009 under the first bill of sale based upon their estimated fair values on the close date are as follows:

Assets:
Advances	$ 3,490
Property, equipment & mining rights	3,183,251
Deferred charges	569,279
3,756,020
Liabilities:
Accounts payable and accrued expenses	328,772
Bank loan	15,945
Obligations under capital leases	211,101
555,818
Total purchase price	$ 3,200,202

The Company’s analysis for possible impairment of the long-lived assets acquired resulted in the determination that $547,124 of deferred charges acquired on December 31, 2009, were subject to impairment and were charged to “impairment on assets acquired” in the consolidated statements of operations.

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2009	2008

Prepaid expenses	$ 41,155	$ 12,035
Deposits	5,000	-
Advances	6,159	-
	$ 52,3144	$ 12,035

Minatura Gold
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 6 – LINES OF CREDIT RECEIVABLE – RELATED PARTY

On June 29, 2009, the Company executed a $1,000,000 unsecured line of credit with Gold Resource Partners (“GRP”), an entity owned and controlled by an officer of the Company.  During the year ended December 31, 2009, the Company loaned $992,822 to GRP.  A balloon payment of principal and accrued interest is due on June 28, 2010 and bears interest at a rate of 5% per year.  The Company recorded interest income of $18,430 during the year ended December 31, 2009.

On August 6, 2009, the Company executed a $2,000,000 unsecured line of credit with Gold Venture 2008 (“GV”), an entity owned and controlled by an officer of the Company.  During the year ended December 31, 2009, the Company loaned $1,188,651 to GV.  A balloon payment of principal and accrued interest is due on August 5, 2010 and bears interest at a rate of 5% per year.  The Company recorded interest income of $19,417 during the year ended December 31, 2009.

On September 22, 2009, the Company executed a $2,500,000 unsecured line of credit with GRP.  Net borrowings under the line of credit totaled $210,703 as of December 31, 2009.  A balloon payment of principal and accrued interest is due on September 1, 2010 and bears interest at a rate of 5% per year.  The Company recorded interest income of $5,087 during the year ended December 31, 2009. (See Note 12 “Asset Purchase Agreement” for additional information and Note 13 “Subsequent Events” for subsequent payments received).

NOTE 7 – PROPERTY, EQUIPMENT AND MINING RIGHTS

The components of property, equipment and mining rights as of December 31, 2009 are as follows:

Land	$	$ 150,945
Machinery and equipment		460,059
Machinery and equipment under capital lease		211,101
Office equipment		52,859
Operation and domain rights		189,337
Mining licenses		2,118,950
	$	$ 3,183,251

The Company recorded no depreciation expense during 2009 and 2008.

NOTE 8 – BORROWINGS

Line of Credit

On July 29, 2009, the Company executed a $1,000,000 unsecured line of credit with Elite Capital Management (“Elite”), an unrelated third party.  During the year ended December 31, 2009, the Company received $140,900 from Elite.  The line of credit is due on June 28, 2010 and bears interest at a rate of 5% per year.

Minatura Gold
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

In November 2009, the Company amended its line of credit with Elite Capital and has agreed to cap the maximum amount of the principal balance of the note to $140,900.  The note will continue to have the same terms and conditions of the original line of credit arrangement. The Company incurred interest expense of $3,167 during the year ended December 31, 2009.

Bank Loan

On December 31, 2009, the Colombian subsidiary of the Company, Minatura Colombia, assumed a bank loan payable to Bancolombia as part of the Asset Purchase Agreement with MINTL.  The loan bears interest at the Colombian DTF (fixed term rate) plus 13.55% and matures in May 2012.  The loan is collateralized by a company vehicle.  At December 31, 2009, the balance outstanding on the loan was $32,596,000 Colombian Pesos (equivalent to U.S. $15,945).

Contract Payable – Related Party

On December 31, 2009, as part of the Asset Purchase Agreement, the Company entered into a contract payable totaling $3.2 million with Coco Hondo, a Colombian subsidiary of MINTL, an entity owned and controlled by an officer of the Company and now majority shareholder.  The payable is for the purchase of mining concessions including 21 mining contracts covering approximately 70,410 acres of mining property and the 1,775 acre alluvial gold mining operation in Zaragoza, Colombia.  Terms of the contract require payment from the Company by March 31, 2010.  On January 25, 2010, the MCOL paid Coco Hondo $6.5 billion Colombian Pesos (equivalent to U.S. $3.3 million) in satisfaction of its contractual obligation.  The payment to Coco Hondo of $3.3 million reflects a $100,000 foreign currency translation loss reflecting fluctuations in exchange rates since December 31, 2009.  (See Note 12 for further discussion of the Asset Purchase Agreement and Note 13 “Subsequent Events” for subsequent payment.)

NOTE 9 – LEASE COMMITMENTS - RELATED PARTY

Operating lease

On December 31, 2009, MCOL assumed an obligation under an operating lease for dredging equipment with Gold Venture LLC.  Gold Venture LLC, a subsidiary of MINTL, is owned and controlled by an officer of the company.  The operating lease requires future minimum annual lease payments of $405,000 in 2013 and $405,000 in 2018, totaling $810,000, and expires on December 30, 2018.  MCOL assumed the obligations under the operating lease as part of the Asset Purchase Agreement with Coco Hondo executed on December 31, 2009.  The Company incurred no rent expense during 2009 or during prior periods.

Minatura Gold
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Capital leases

On December 31, 2009, the Company’s Colombian subsidiary, MCOL, assumed a capital lease obligation for drilling equipment with Globeit Holding, Inc. (“Globeit”) totaling $156,094.  Globeit, a subsidiary of MINTL, is owned and controlled by an officer of the company.   Future minimum annual lease payments, including interest, are $98,398 in 2013 and $98,398 in 2018, totaling $196,796.  The capital lease obligation is collateralized by the underlying leased equipment and expires on August 1, 2018.   MCOL assumed the capital lease obligation as part of the Asset Purchase Agreement with Coco Hondo executed on December 31, 2009.

On December 31, 2009, the Company’s Colombian subsidiary, MCOL, assumed a capital lease obligation for equipment with Minatura Nevada totaling $55,007.  Minatura Nevada is owned and controlled by an officer of the company.   Future minimum annual lease payments, including interest, are $34,675 in 2013 and $34,675 in 2018, totaling $69,350.  The capital lease obligation is collateralized by the underlying leased equipment and expires on December 1, 2018. MCOL assumed the capital lease obligation as part of the Asset Purchase Agreement with Coco Hondo executed on December 31, 2009.

NOTE 10 – INCOME TAXES

At December 31, 2009 and 2008, the Company had a federal operating loss carryforward of $1,463,676 and $33,846, which begins to expire in 2027.

The provision for income taxes consisted of the following components for the years ended December 31, 2009 and 2008:

	2009	2008
Current:
Federal	$ -	$ -
State	-	-
Deferred	-	-
	$ -	$ -

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$ 512,287	$ 11,846
Total deferred tax assets	512,287	11,846
Less: Valuation allowance	(512,287)	(11,846)
Net deferred tax assets	$ -	$ -

Minatura Gold
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $512,287 and $11,846, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2009 and 2008 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2009 and 2008:

	2009	2008
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 11 – STOCKHOLDERS EQUITY

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

Minatura Gold
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

On January 22, 2009, the Company amended its articles of incorporation to increase the authorized capital from 100,000,000 common shares to 1,000,000,000 common shares.  Additionally, the Company’s board of directors approved a 10:1 forward stock split with a record date of February 2, 2009.

On March 11, 2009, the Company received donated capital of $5,000 from a noteholder.

On August 19, 2009, the Company executed a consulting agreement for a total of 200,000 shares of $0.001 par value common stock for services totaling $1,000,000.  The shares were valued according to the fair value of the common stock and the fair value of the services.  The consultant will perform the services over a period of approximately twelve months and the value of the shares will be amortized over the service period.  During the year ended December 31, 2009, the Company amortized $373,370 to consulting expense and the balance in prepaid stock compensation was $626,630 as of December 31, 2009.

During the year ended December 31, 2009, the Company received $3,173,000 for the sale of 632,000 shares of its $0.001 par value common stock.  As of December 31, 2009, the Company had $13,000 recorded as a stock payable for 2,600 shares of $0.001 par value common stock that were unissued.

On December 31, 2009, the Company received $3,800,000 for the sale of 10,675,466 shares of its $0.001 par value common stock to Minatura International LLC (“MINTL”), an entity owned and controlled by an officer of the Company as well as the Company’s majority shareholder.  In connection with this transaction, certain shareholders of the Company agreed to the cancellation of 8,500,000 shares of the Company’s issued and outstanding common stock. (See Note 12 for further discussion of the Asset Purchase Agreement.)

As of December 31, 2009, there have been no other issuances of common stock.

NOTE 12 – AGREEMENTS

Original Acquisition Agreements

During June 2009 we  entered into merger and acquisition agreements with Gold Resource Partners, LLC (“GRP”), Gold Ventures 2008 (“GV”) and Flat Holdings, LLC (“Flat”), (the “Original Acquisition Agreements”). GRP, GV, and Flat are all owned and controlled by an officer of the Company.  As a result of the Original Acquisition Agreements, the Company advanced $1.6 million to GRP and $1.2 million to GV during the months of August-October of 2009. (See Note 6 “Line of Credit Receivable – Related Party.)

On November 24, 2009, the Company entered into an Addendum to the Acquisition Agreement and Plan of Merger dated June 12, 2009 with Gold Resource Partners, LLC and Boatatopia Sub Co., to terminate the original agreement.

Minatura Gold
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Additionally, on November 24, 2009, the Company entered into an Addendum to the Membership Purchase Agreement and Plan of Reorganization dated June 12, 2009 with GV  and Flat, to terminate the original agreements.

The Restructured Transactions

As a result of input from Colombian counsel, Colombian accountants, U.S. tax counsel, and U.S. securities counsel, the parties to the above referenced transactions restructured the nature of the transactions as described in the Original Acquisition Agreements, to reflect the most efficient manner to resolving technical legal and accounting issues with the intent of retaining the original material terms of the agreements. The Restructured Transactions supersede the Original Acquisition Agreements.

The owners of GRP, GV, Flat and other affiliated parties have formed Minatura International LLC, (“MINTL”) and have contributed the ownership of GRP and GV into MINTL, and concurrent therewith, MINTL has assumed the collective obligations under the Grid Notes (See Note 6 “Line of Credit Receivable – Related Party).  As of November 24, 2009, the Original Acquisition Agreements were terminated and replaced with the following two (2) agreements which were intended to produce the same results as contemplated in the Original Acquisition Agreements:

Security Purchase Agreement

The Company entered into a Securities Purchase Agreement (“SPA”) with MINTL (“MINTL Securities Purchase Agreement”), a company owned and controlled by an officer of the Company, wherein MINTL agreed to purchase 10,675,466 shares of the Company’s common stock in exchange for $3.8 million cash and the assignment to the Company of 100% of the outstanding equity of MINTL’s subsidiary, Minatura Nevada Corp.

On December 21, 2009, the parties agreed to amend the SPA and executed an Addendum to reflect that Minatura Nevada Corp. is being removed as any part of the SPA.  Additionally, pursuant to the Addendum, an option to purchase, 100% of the issued and outstanding shares of Minatura Nevada Corp. was granted to the Company.  Upon exercise of the option, 100% of the issued and outstanding shares of Minatura Nevada Corp will be delivered to the Company.

 The closing of the MINTL Securities Purchase Agreement occurred on December 31, 2009, upon which time MINTL became the Company’s majority shareholder.  Additionally, the Company agreed to obtain cancellation of 8,500,000 shares of common stock, currently issued and outstanding and held in escrow, on the closing date of the transaction.

Minatura Gold
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Asset Purchase Agreement

MCOL entered into an Asset Purchase Agreement (the “MCOL Asset Purchase Agreement”) with Proyecto Coco Hondo SAS (“Coco Hondo”), an entity wholly owned by MINTL, to purchase the same assets contemplated in the Original Acquisition Agreements (except for the acquisition of Minatura Nevada Corp.) (the MINTL Securities Purchase Agreement and Addendum and the MCOL Asset Purchase Agreement are collectively referred to as the “Restructured Transactions”). The first of two closings of the MCOL Asset Purchase Agreement occurred on December 31, 2009.  Under the Asset Purchase Agreement MCOL will assume approximately $2.2 million in liabilities from Coco Hondo and expects to pay Coco Hondo approximately $5.9 million based on the delivery of bills of sale for the assigned assets. The first bill of sale was executed and delivered on December 31, 2009 and included all the concessions and assets relating to the Zaragoza Project. (See Note 4 “Asset Purchase” for additional information.)

MCOL paid $6.5 billion Colombian Pesos (equivalent to US$3.3 million) relating to such bill of sale on January 25, 2010. The remaining assets, primarily those relating to the San Pablo Gold Mine and including one additional mining concession, will be subject to a final bill of sale for approximately $2.6 million anticipated to be delivered in the second quarter of 2010 when Coco Hondo is expected to deliver sufficient financial statements for such assets that will satisfy the SEC public reporting requirements for the Company. The actual amount of the final bill of sale will be subject to change based on the verifiable book value of the covered assets as of the date of transfer.

As a result of the closing of the Restructured Transactions, the Company owns mining concessions in Colombia and is actively exploring and developing some of the concessions. The mining concessions are located in the mining districts of Antioquia, Bolivar, Caldas, and Cordoba Colombia, and include 21 awarded mining contracts covering approximately 70,410 acres of mining property, including the 1,517 acre the hard rock Anorí Project in Anorí, Antioquia (the “Anorí Project”), and the 1,775 acre alluvial gold mining operations in Zaragoza, Antioquia (near El Bagre) (the “Zaragoza Project”). In a closing expected to occur in the second quarter of  2010, we anticipate acquiring one additional mining contract and the San Pablo Gold Mine which is part of the 1,633 acre hard rock Remedios Project we already acquired. We also entered into agreements with SonicSampDrill B.V. (Netherlands) (“SSD”) and Sonic Sampling & Supply (California) to provide two CRS-V crawling drilling units, tooling and support equipment together with trained crews to provide drilling, sampling and training services for the Zaragoza Project. The drilling program in Zaragoza is being conducted as part of the preparation of a Form 7/NI 43-101 technical report for the Company.

Minatura Gold
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 13 – SUBSEQUENT EVENTS

On January 7, 2010, the Company entered into an Equipment Rental and Personnel Services Agreement with SSD wherein SSD agreed to provide equipment and trained personnel for drilling, sampling and training services.  The term of the agreement is for an initial period of three months, starting from the date of arrival of the equipment to the project site, with a unilateral option to extend for an additional three months if so desired by the Company. The Company agreed to pay all payments due under this agreement in Euros. The Company paid SSD the first payment of €222,000 (equivalent to U.S. $324,053) on January 8, 2010 and a second payment of €100,000 (equivalent to U.S. $136,203) will be due within 2 days after the equipment has arrived to the project site which is expected to occur in April 2010.

On January 8, 2010, the Company paid Sonic Sampling & Supply, LLC $281,500 representing a 50% deposit for the purchase of drill rigs and tooling for its Colombian mining operation.  The balance remaining of $281,500 is due upon delivery and setup estimated in April, 2010.

The Company has received net principal repayments under its lines of credit receivable with GRP totaling $1,132,000 during the first quarter of 2010.

On January 25, 2010, the Company paid Coco Hondo approximately $6.5 billion Colombian Pesos (equivalent to U.S $3.3 million) to satisfy its obligation in connection with the December 31, 2009 purchase of Colombian mining concessions and related assets. The payment to Coco Hondo of $3.3 million reflects a $100,000 foreign currency translation loss reflecting fluctuations in exchange rates since December 31, 2009.

During February 2010, the Company offered a Private Placement under the provisions of Regulation D promulgated under the Securities Act of 1933. Private Placement consists of up to $5,000,000 (1,000,000 Shares) at $5.00 per share, with minimum subscriptions of $50,000 (10,000 Shares) from any one investor.  The Company will utilize the proceeds of this private placement for general working capital purposes.  The offering will terminate on March 31, 2010, but can be extended an additional 90 days without notice. As of March 31, 2010, the Company has raised $823,000 through this Private Placement.

During February 2010, the Company engaged Watts, Griffis and McOuat Limited to produce its first SEC Form 7/NI43-101 technical report on the Zaragoza Project expected to commence during the second quarter of 2010.

We have evaluated subsequent events through March 26, 2009, which represents the date the consolidated financial statements were issued.