Form 10-K/A
period 2009-12-31
Minatura Gold
filed 2010-04-12
CIK 1387341

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

*EXPLANATORY NOTE – Following the initial filing of this Form 10-K, the Registrant discovered an inadvertent error made to the format of the Consolidated Statement of Operations during the conversion process. The Registrant is amending this Form 10-K to correct the format of the Consolidated Statement of Operations. No disclosure was changed as a result of the error and there were no other changes to the Form 10-K for the year ended December 31, 2009.

MINATURA GOLD
FOR THE YEAR ENDED
DECEMBER 31, 2009

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

Exploration, Drilling, and Sampling

The drilling program in the Zaragoza Project is being conducted as part of the preparation of an independent NI 43-101 compliant mineral resource estimate and also an independent SEC Industry Guide 7 report (the “Technical Reports”).   We engaged Watts, Griffis and McOuat Limited to prepare and complete the Technical Reports together with Mr. John A. Rae, P.Geo who will be operating as the Company’s qualified person under NI 43-101.  The drilling program is being carried out under Mr. Rae’s supervision.  The first hole of the anticipated fifty-hole drilling program was drilled and completed on February 26, 2010.  To complete the drilling program, MGOL will be using two churn drills, two SonicSampDrill CRS-V drilling units with crawlers, and is under contract with SonicSampDrill to provide four additional drill masters to operate the CRS-V units.  The areas in the Zaragoza Project were dredged by the Pato Gold Dredging Company in the 1950’s with an estimated 700,000 ounces of gold recovered.  Based on the historical records of Pato, the recent sampling by MGOL and the inefficient gravity recovery systems of the dredges used by Pato, it is anticipated that a significant amount of the gold remains to be recovered.  We intend to install and operate a bulk sampling plant to test the upper, coarse gravel in the tailings above the water table.  We expect the plant to be operational in 2010.

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

Description of Interest in the Property to be Acquired

Mineral rights amount close to 1,500 acres within the batholite of Segovia, which is well known for its gold bearing veins. The neighboring area has been mined for more than 100 years and many of the rich veins continue into this property.  Within the area there are several abandoned mines, where old timers superficially extracted gold from the weathered rock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page F-1 through F-21 of this Form 10-K.

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

(3)
During 2009, Mr. Toone was an independent consultant of the Company and provided services as the Acting Chief Financial Officer of the Company.  Mr. Toone’s contract with the Company ended in February 2010 thus his position as Acting Chief Financial Officer of the Company was terminated.

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

Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1.	The consolidated financial statements listed in the “Index to Consolidated Financial Statements” on page 50 are filed as part of this report.

2.	Consolidated financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger between Minatura Gold, Inc., Boatatopia Sub Corp and Gold Resource Partners, LLC, dated June 17, 2009.		8-K		2.1	6/23/09
2.2	Membership Purchase Agreement between Minatura Gold, Gold Venture 2008, LLC and Flat Holdings, LLC, dated June 12, 2009.		8-K		2.2	7/28/09
3(i)(a)	Articles of Incorporation of Boatatopia		SB-2		3(i)(a)	2/14/07
3(i)(b)	Amended and Restated Articles of Incorporation, dated March 27, 2009.		8-K		3(i)(d)	3/30/09
3(ii)(a)	Bylaws of Boatatopia.		SB-2		3(ii)(a)	2/14/07
3(ii)(b)	Amended and Restated Bylaws dated March 30, 2009.		8-K		3(ii)(b)	3/30/09
31.1	Certification of PEO pursuant to Section 302 of the Sarbanes-Oxley Act.	X
31.2	Certification of PFO pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32.1	Certification of PEO pursuant to Section 906 of the Sarbanes-Oxley Act.	X
32.2	Certification of PFO pursuant to Section 906 of the Sarbanes-Oxley Act.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINATURA GOLD

By:/S/ Tod M. Turley
       Tod M. Turley, Chief Operating Officer

Date: April 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Paul R. Dias	Director, Chief Executive Officer	April 9, 2010
Paul R. Dias	and Principal Executive Officer

/S/ Tod M. Turley	Director, Chief Operating Officer, Secretary,	April 9, 2010
Tod M. Turley	Treasurer and Principal Accounting Officer

/S/ Juan D. Perez	President	April 9, 2010
Juan D. Perez

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

/S/ De Joya Griffith & Company, LLC
De Joya Griffith & Co, LLC

Henderson, Nevada
March 26, 2010

MINATURA GOLD
(FORMERLY BOATATOPIA)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS

Current assets:
Cash	$3,843,407	$9,790
Prepaid stock compensation	626,630	-
Lines of credit receivable - related party	2,392,176	-
Accrued interest receivable - related party	42,934	-
Other current assets	52,314	12,035
Total current assets	6,957,461	21,825

Property, equipment and mining rights	3,183,251	-

Total Assets	$10,140,712	$21,825

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	98,424	1,000
Accounts payable - related party	96,299	293
Accrued expenses	221,752	-
Line of credit	140,900	-
Contract payable - related party	3,200,202	-
Total current liabilities	3,757,577	1,293

Bank loan	15,945	-
Obligations under capital leases	211,101	-
Total liabilities	3,984,623	1,293

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding as of
December 31, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 1,000,000,000 shares
authorized, 17,007,466 and 14,000,000 shares issued and outstanding
as of December 31, 2009 and December 31, 2008, respectively	17,007	14,000
Additional paid-in capital	8,015,493	53,500
Common shares payable	13,000	-
Accumulated other comprehensive income	36	-
(Deficit) accumulated during exploration stage	(1,889,447)	(46,968)
Total stockholders' equity	6,156,089	20,532

Total liabilities and stockholders' equity	$10,140,712	$21,825

The accompanying notes are an integral part of these statements.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Inception (January 16, 2007) to December 31, 2009
Revenue	$-	$-	$-

Operating expenses:
Consulting fees	583,908	-	583,908
General and administrative	476,892	180	477,194
License and filing fees	7,250	7,186	14,436
Professional fees	267,124	26,535	306,659
Impairment charge on assets acquired	547,124	-	547,124
Total operating expenses	1,882,298	33,901	1,929,321

Net operating loss	(1,882,298)	(33,901)	(1,929,321)

Other income (expense):
Interest income	52	55	107
Interest income - related party	42,934	-	42,934
Interest expense	(3,167)	-	(3,167)
Total other income (expense)	39,819	55	39,874

Loss before provision for income taxes	(1,842,479)	(33,846)	(1,889,447)
Provision for income taxes	-	-	-
Net loss	$(1,842,479)	$(33,846)	$(1,889,447)

Comprehensive loss:
Net loss	$(1,842,479)	$(33,846)	$(1,889,447)
Foreign currency translation adjustment	36	-	36
Comprehensive loss	$(1,842,443)	$(33,846)	$(1,889,411)
Net loss per common share - basic	$(0.13)	$(0.00)
Weighted average number of common shares outstanding - basic	14,277,083	12,812,842

The accompanying notes are an integral part of these statements.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Shares		Common Shares		Additional Paid-In Capital	Common Shares Payable	Accumulated Other Comprehensive Income	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Issuance of common stock for cash on organization of the Company	-	$ -	7,500,000	$ 7,500	$ -	$ -	$ -	$ -	$ 7,500

Issuance of common stock for professional service fees	-	-	1,000,000	1,000	9,000	-	-	-	10,000

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	(13,122)	(13,122)
Balance at December 31, 2007	-	-	8,500,000	8,500	9,000	-	-	(13,122)	4,378

Issuance of common stock for cash, net of offering costs	-	-	5,500,000	5,500	44,500	-	-	-	50,000
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	(33,846)	(33,846)
Balance at December 31, 2008	-	-	14,000,000	14,000	53,500	-	-	(46,968)	20,532

Issuance of common stock for prepaid service	-	-	200,000	200	999,800	-	-	-	1,000,000

Issuance of common stock for cash, net of offering costs	-	-	11,307,466	11,307	6,948,693	13,000	-	-	6,973,000

Cancellation of common shares in connection with stock purchase agreement	-	-	(8,500,000)	(8,500)	8,500	-	-	-	-

Capital donation	-	-	-	-	5,000	-	-	-	5,000

Foreign currency translation adjustment	-	-	-	-	-	-	36	-	36

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	(1,842,479)	(1,842,479)
Balance at December 31, 2009	-	$ -	17,007,466	$ 17,007	$ 8,015,493	$ 13,000	$ 36	$ (1,889,447)	$ 6,156,089

The accompanying notes are an integral part of these statements.

MINATURA GOLD
(FORMERLY BOATATOPIA)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
			(January 16,
	For the	For the	2007)
	Year Ended	Year Ended	to
	December 31,	December 31,	December 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,842,479)	$(33,846)	$(1,889,447)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common shares issued for services	-	-	10,000
Impairment charge on assets acquired	547,124	-	547,124
Stock based consulting compensation	373,370	-	373,370
Changes in operating assets and liabilities:
Increase in other current assets	(14,635)	(12,035)	(26,670)
Increase in accrued interest receivable	(42,934)	-	(42,934)
Increase in accounts payable	58,083	1,293	59,376
Increase in accrued expense	28,364	-	28,364
Net cash used in operating activities	(893,107)	(44,588)	(940,817)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances under line of credit receivable	(2,785,998)	-	(2,785,998)
Repayments under line of credit receivable	393,822	-	393,822
Purchase of asset group net of liabilities ($555,818)	(3,200,202)	-	(3,200,202)
Net cash used in investing activities	(5,592,378)	-	(5,592,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	6,973,000	50,000	7,030,500
Donated capital	5,000	-	5,000
Proceeds from line of credit	140,900	-	140,900
New asset financing - related party	3,200,202	-	3,200,202
Net cash provided from financing activities	10,319,102	50,000	10,376,602

NET CHANGE IN CASH	3,833,617	5,412	3,843,407

CASH AT BEGINNING OF YEAR	9,790	4,378	-

CASH AT END OF YEAR	$3,843,407	$9,790	$3,843,407

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Issuance of common shares for services performed	$-	$-	$10,000
Issuance of common shares in advance of services performed	$1,000,000	$-	$1,000,000

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

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2009	2008

Prepaid expenses	$41,155	$12,035
Deposits	5,000	-
Advances	6,159	-
	$52,3144	$12,035

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

NOTE 7 – PROPERTY, EQUIPMENT AND MINING RIGHTS

The components of property, equipment and mining rights as of December 31, 2009 are as follows:

Land	$150,945
Machinery and equipment	460,059
Machinery and equipment under capital lease	211,101
Office equipment	52,859
Operation and domain rights	189,337
Mining licenses	2,118,950
$3,183,251

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

NOTE 10 – INCOME TAXES

At December 31, 2009 and 2008, the Company had a federal operating loss carryforward of $1,463,676 and $33,846, which begins to expire in 2027.

The provision for income taxes consisted of the following components for the years ended December 31, 2009 and 2008:

	2009	2008
Current:
Federal	$-	$-
State	-	-
Deferred	-	-
	$-	$-

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$512,287	$11,846
Total deferred tax assets	512,287	11,846
Less: Valuation allowance	(512,287)	(11,846)
Net deferred tax assets	$-	$-

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