Form 10-Q
period 2010-03-31
Minatura Gold
filed 2010-05-17
CIK 1387341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Registrant’s telephone number, including area code: (775) 980-1490

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 13, 2010 was 17,409,066 shares.

MINATURA GOLD
QUARTERLY PERIOD ENDED MARCH 31, 2010

Index to Report on Form 10-Q

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

PART I -- FINANCIAL INFORMATION Item 1. Financial Statements MINATURA GOLD
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS

Current assets:
Cash	$938,283	$3,843,407
Prepaid stock compensation	371,311	626,630
Lines of credit receivable - related party	930,403	2,392,176
Contract deposits	520,525	-
Other current assets	241,392	95,248
Total current assets	3,001,914	6,957,461

Property, equipment and mining rights	4,049,156	3,183,251

Total assets	$7,051,070	$10,140,712

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$506,518	$98,424
Accounts payable - related party	369,931	96,299
Accrued expenses	85,868	169,272
Line of credit	135,060	140,900
Contract payable - related party	-	3,200,202
Total current liabilities	1,097,377	3,705,097

Note payable	14,573	15,945
Other non-current liabilities	97,171	65,480
Obligations under capital leases – related party	211,101	211,101
Total liabilities	1,420,222	3,997,623

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding as of
March 31, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 1,000,000,000 shares
authorized, 17,099,804 and 16,882,140 shares issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively	17,100	16,882
Restricted common stock, $0.001 par value, 74,262 and 125,326 shares issued
and outstanding as of March 31, 2010 and December 31, 2009, respectively	74	125
Additional paid-in capital	8,844,976	8,015,493
Accumulated other comprehensive income (loss)	(15,987)	36
Accumulated deficit	(1,889,447)	(1,889,447)
Deficit accumulated during exploration stage	(1,325,868)	-
Total stockholders' equity	5,630,848	6,143,089

Total liabilities and stockholders’ equity	$7,051,070	$10,140,712
The accompanying notes are an integral part of these statements.

MINATURA GOLD
 (AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Inception of Exploration Stage January 1, 2010 to March 31, 2010
Revenue	$-	$-	$-

Operating expenses:
Exploration	450,437	-	450,437
Consulting fees	259,519	-	259,519
General and administrative	552,553	60	552,553
Professional fees	135,524	36,869	135,524
Total operating expenses	1,398,033	36,929	1,398,033

Net operating loss	(1,398,033)	(36,929)	(1,398,033)

Other income (expense):
Interest income	855	-	855
Interest income - related party	19,421	-	19,421
Foreign currency transaction gains	65,420	-	65,420
Interest expense	(13,531)	-	(13,531)
Total other income (expense)	72,165	-	72,165

Loss before provision for income taxes	(1,325,868)	(36,929)	(1,325,868)
Provision for income taxes	-	-	-
Net loss	$(1,325,868)	$(36,929)	$(1,325,868)

Comprehensive loss:
Net loss	$(1,325,868)	$(36,929)	$(1,325,868)
Foreign currency translation adjustment	(16,023)	-	(16,023)
Comprehensive loss	$(1,341,891)	$(36,929)	$(1,341,891)
Net loss per common share – basic and diluted	$(0.08)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	17,055,770	14,000,000

The accompanying notes are an integral part of these statements.

MINATURA GOLD
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Inception of Exploration Stage January 1, 2010 to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,325,868)	$(36,929)	$(1,325,868)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	19,606	-	19,606
Foreign currency translation adjustment	(16,023)	-	(16,023)
Stock based compensation	255,319	-	255,319
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(146,144)	12,035	(146,144)
Increase in contract deposits	(520,525)	-	(520,525)
Increase in accounts payable	408,094	-	408,094
Increase in accounts payable – related party	273,632	6,234	273,632
Decrease in accrued expenses and other current liabilities	(51,713)	-	(51,713)
Net cash used in operating activities	(1,103,622)	(18,660)	(1,103,622)
CASH FLOWS FROM INVESTING ACTIVITIES
Repayments under line of credit receivable	1,461,773	-	1,461,773
Purchases of property and equipment	(885,511)	-	(885,511)
Net cash provided by investing activities	576,262	-	576,262
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	829,650	-	829,650
Contributed capital	-	10,000	-
Principal repayments on line of credit	(5,840)	-	(5,840)
Principal repayments on note payable	(1,372)	-	(1,372)
Repayment of related party payable	(3,200,202)	-	(3,200,202)
Net cash (used in) provided by financing activities	(2,377,764)	10,000	(2,377,764)

NET CHANGE IN CASH	(2,905,124)	(8,660)	(2,905,124)
CASH AT BEGINNING OF PERIOD	3,843,407	9,790	3,843,407
CASH AT END OF PERIOD	$938,283	$1,130	$938,283

SUPPLEMENTAL INFORMATION:
Interest paid	$918	$-	$918
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these statements.

MINATURA GOLD
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Nature of Operations

The Company was incorporated on January 16, 2007 under the laws of the State of Nevada, as Boatatopia.  On March 30, 2009, the Company amended its articles of incorporation and bylaws to change its name from Boatatopia to Minatura Gold.  In September 2009, the Company established a wholly-owned Colombian subsidiary, Minatura Colombia S.A.S. (“MCOL”) for the purpose of exploring, developing, and ultimately producing gold as well as the exploration and commercialization of other precious metals available in the Republic of Colombia.  As a result of the purchase of certain mining assets and rights on December 31, 2009, the Company owns mining concessions in Colombia and is actively exploring and developing some of the concessions.

The Company has not commenced significant operations and is considered an exploration stage company. Since the Company is in the exploration stage of operation, the Company’s financial statements are prepared in accordance with the provisions of ASC 915 Development Stage Enterprises, as it devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company’s existence.  Until such interests are engaged in commercial production, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with this standard.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. In the opinion of management, all adjustments, considered necessary for a fair presentation of the interim financial statements have been included.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2009 Annual Report to Shareholders on Form 10-K/A. All amounts presented herein as of December 31, 2009 or for the year then ended, are derived from our December 31, 2009 Annual Report to Shareholders on Form 10-K/A.

“Minatura” and “the Company,” are used interchangeably to refer to Minatura Gold or to Minatura Gold and its subsidiaries, as appropriate.

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation. These changes had no effect on our results of operations or stockholders’ equity as previously reported.

Net Loss per Common Share

Basic earnings (loss) per share (EPS) is calculated by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to Basic EPS except that the weighted-average number of common shares outstanding is increased using the treasury stock method to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no potentially dilutive instruments outstanding as of March 31, 2010 and 2009.

Management Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company revises its estimates when facts and circumstances dictate; however, future events and their effects cannot be determined with absolute certainty. As such, actual results could differ materially from those estimates.

Mining Properties, Exploration and Development Costs

All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized, including payments to acquire mineral rights.  Once a feasibility study has been completed, approved by management, and a decision is made to put the ore body into production, expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on the units of production basis over proven and probable reserves.  The Company charges to operations the allocable portion of capitalized costs attributable to properties sold.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Recently Adopted Accounting Standards

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events (“ASC 855”).  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements.  The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Note 3 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the exploration stage and, accordingly, has not yet generated revenues from operations.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital. Our plan for satisfying our cash requirements for the next twelve months and beyond is to obtain capital through additional sales of our common stock, debt borrowings, third-party and joint venture financing, working capital and project financing, possible asset sales or licensing, traditional bank financing, and, ultimately, the achievement of significant operating revenues. The accompanying condensed consolidated financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 4 – Asset Purchase

MCOL entered into an Asset Purchase Agreement (the “MCOL Asset Purchase Agreement”) with Proyecto Coco Hondo SAS (“Coco Hondo”), an entity wholly owned by Minatura International LLC (“MINTL”), the Company’s majority shareholder, to purchase mining concessions located in the mining districts of Antioquia, Bolivar, Caldas, and Cordoba Colombia, and include 21 awarded mining contracts covering approximately 70,410 acres of mining property, including the 1,517 acre hard rock Anorí Project, and the 1,775 acre alluvial gold mining operations in the Zaragoza Project.  Upon delivery of the two bills of sale under the Asset Purchase Agreement, MCOL will assume approximately $1.0 million in liabilities from Coco Hondo and expects to pay Coco Hondo approximately $5.9 million for the assigned assets.

The first bill of sale was executed and delivered on December 31, 2009 and included all the concessions and assets relating to the Zaragoza Project.  MCOL paid approximately $6.5 billion Colombian Pesos (equivalent to approximately US$3.3 million) relating to such bill of sale on January 25, 2010. The Company recorded a $100,000 foreign currency translation loss on payment reflecting the fluctuation in exchange rates since December 31, 2009. The remaining assets, primarily those relating to the San Pablo Gold Mine and including one additional mining concession, will be subject to a final bill of sale for approximately $2.7 million anticipated to be delivered in the second quarter of 2010.

Note 5 – Contract Deposits

As of March 31, 2010 and December 31, 2009, the Company had contract deposits totaling $520,525 and zero, respectively.  Contract deposits at March 31, 2010 included deposits of $459,525 to SonicSampDrill B.V. for the rental of dredging equipment and crew, as well as deposits of $61,000 for geological and engineering consulting services.

Note 6 – Other Current Assets

Other current assets consist of the following:

	March, 31	December 31,
	2010	2009

Prepaid expenses	$ 82,162	$ 41,155
Interest receivable – related party	33,732	42,934
Security deposits	5,876	5,000
Advances	119,622	6,159
	$ 241,392	$ 95,248

Note 7 – Related Party Transactions

On June 29, 2009, the Company executed a $1,000,000 unsecured line of credit bearing interest at a rate of 5% per year with Gold Resource Partners (“GRP”). The owner of GRP subsequently became an officer and a significant shareholder of the Company.   Balloon payments of principal and accrued interest totaling $1,020,567 were received during the three months ended March 31, 2010 retiring the balance.  The Company recorded interest income of $4,228 during the three months ended March 31, 2010.

On August 6, 2009, the Company executed a $2,000,000 unsecured line of credit with Gold Venture 2008 (“GV”). The owner of GV subsequently became an officer and a significant shareholder of the Company.  During the three months ended March 31, 2010, the Company received principal repayments totaling $258,248.  The line of credit bears interest at a rate of 5% per year and matures on August 5, 2010.  The balance outstanding at March 31, 2010 and December 31, 2009 was $930,403 and $1,188,651, respectively.  The Company recorded interest income of $14,314 during the three months ended March 31, 2010.

On September 22, 2009, the Company executed a $2,500,000 unsecured line of credit with GRP at a rate of 5% per year.  A balloon payment of principal and accrued interest totaling $211,580 was received on January 21, 2010 retiring the balance.  The Company recorded interest income of $878 during the three months ended March 31, 2010.

During the three months ended March 31, 2010, the Company incurred a net liability to MINTL for shared services totaling $59,527.

During the three months ended March 31, 2010, the Company incurred a liability to Coco Hondo totaling $209,839 for costs incurred on its Zaragoza mining project.

Note 8 – Stockholders’ Equity

Common Stock

Under a Private Placement Memorandum (“PPM 2010”) dated February 10, 2010, the Company offered 1,000,000 shares of the Company’s common stock at a purchase price of $5.00 per share for aggregate proceeds of $5,000,000. The proceeds are expected to be used to acquire mining interests, exploration activities and for working capital needs.  The Company sold 166,600 shares of common stock at $5.00 per share, for total gross proceeds of $833,000, during the quarter ended March 31, 2010.

Restricted Stock

On August 19, 2009, the Company executed a consulting agreement for a total of 200,000 shares of $0.001 par value common stock for services totaling $1,000,000.  The shares were valued according to the fair value of the common stock and the fair value of the services.  The consultant is performing services over a period of one year.  The value of the shares are being amortized over the term the services are being provided.  The Company retains the right to a return of unearned shares as a result of the cancellation of the servicing agreement.  During the three months ended March 31, 2010, the Company amortized $255,319 to consulting expense.  As of March 31, 2010 and December 31, 2009, the balance in prepaid stock compensation was $371,311 and $626,630, respectively.

Note 9 – Subsequent Events

Subsequent to March 31, 2010, the Company has received $175,000 from two accredited investors under its PPM 2010 in exchange for 35,000 restricted common shares.

In April 2010, the Company received a principal repayment totaling $100,000 under its lines of credit receivable with GV.

In April 2010, the Company entered into a consulting agreement with an initial term of six months with subsequent automatic renewals of six months. The Company made an upfront payment of $24,000 and issued 200,000 shares of its restricted common stock. The 200,000 shares of restricted common stock will be returned to the Company at various levels if the agreement is terminated prior to September 2010. The consultant can also earn additional shares of common stock based on meeting required milestones. The $24,000 and the 200,000 restricted shares issued, valued at $5 per share, will be amortized over the six month term.

In May 2010, the Company announced the formation of a new joint venture into which MGOL and its joint venture partners have contributed 17,736 acres of mining contracts and mining claims near the town of Anorí in the Department of Antioquia, Colombia (the “Anorí Project”).

The Anorí Project consolidates the partners’ ownership of the mining concessions for more efficient capitalization and exploration. The partners consist of MGOL and its affiliate, Minatura International LLC (the “Majority Partners”), and several Colombian individuals and entities (the “Junior Partners”). The Junior Partners hold 14% ownership and the remaining 86% ownership will be allocated between the Majority Partners based on a third party evaluation of the relative values of the mining rights contributed by the Majority Partners (the “Evaluation”). The Majority Partners’ have retained the services of Watts, Griffis and McOuat (“WGM”), a geological and engineering consulting firm based in Toronto, Canada, to conduct the Evaluation, provide Quality Assurance/Quality Control services and to assist in establishing, managing, and supervising a comprehensive exploration program over the Anorí Project.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Development

Minatura Gold was formed as a Nevada corporation in January 2007. In March of 2009, the Company changed its name from Boatatopia to Minatura Gold. We entered into merger and acquisition agreements with the following affiliated companies that are owned and controlled by an officer of the Company: Gold Resource Partners, LLC (“GRP”), Gold Ventures 2008 (“GV”) and Flat Holdings, LLC (“Flat”) during June of 2009 (the “Original Acquisition Agreements”). As a result of the Original Acquisition Agreements, we made net advances of $1.6 million to GRP and $1.2 million to GV during the months of June through December of 2009 (the “Grid Notes”).

As a result of input from Colombian counsel, Colombian accountants, U.S. tax counsel, and U.S. securities counsel, the parties to the above referenced transactions restructured the nature of the transactions as described in the Original Acquisition Agreements, to reflect the most efficient manner to resolve technical legal and accounting issues with the intent of retaining the original material terms of the agreements.

The owners of GRP, GV, Flat and other affiliated parties formed Minatura International LLC (“MINTL”), a Delaware limited liability company and have contributed their ownership of GRP and GV to MINTL. Concurrent therewith, MINTL assumed the collective obligations under the Grid Notes. In September 2009, the Company formed Minatura Colombia S.A.S. (“MCOL”), a Colombian company which is a wholly-owned subsidiary.  As of November 24, 2009, the Original Acquisition Agreements were terminated and replaced with the MINTL Securities Purchase Agreement and the MCOL Asset Purchase Agreement (the “Restructured Transactions”).

The Restructured Transactions supersede the Original Acquisition Agreements.

Restructured Transactions

Effective December 31, 2009, MCOL completed the acquisition of Colombian mining concessions located in the departments of Antioquia, Bolivar, Caldas and Cordoba which include 21 awarded mining contracts which currently cover approximately 70,410 acres of mining property (the “Concessions”).  All of the Concessions were acquired from Proyecto Coco Hondo S.A.S. (“Coco Hondo”) in the Restructured Transactions.  Coco Hondo is a Colombian company and wholly-owned by MINTL.  The Concessions include the 1,775 acre alluvial gold mining exploration project in Zaragoza, Antioquia (near El Bagre) (the “Zaragoza Project”) and the 1,517 acre hard rock Anorí Project in Anorí, Antioquia (the “Anorí Project”). MCOL will assume approximately $1.0 million in liabilities from Coco Hondo and expects to pay Coco Hondo approximately $5.9 million based on the delivery of bills of sale for the assigned assets. The first bill of sale was executed and delivered on December 31, 2009 and included all the Concessions and all the assets relating to the Zaragoza Project. MCOL paid Coco Hondo $3.3 million on January 25, 2010 relating to such bill of sale. The remaining assets, primarily those relating to the San Pablo Gold Mine and including one additional awarded mining contract, will be subject to a final bill of sale for approximately $2.7 million anticipated to be delivered in the second quarter of 2010. The actual amount of the final bill of sale will be subject to change based on the audited net book value of the covered assets as of the date of transfer.

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

On December 21, 2009, we entered into an Addendum to the Securities Purchase Agreement dated November 24, 2009 (the “SPA”) with MINTL. Pursuant to the SPA, we authorized the sale to MINTL of 10,675,466 shares (the “Shares”) of our restricted common stock in exchange for $3,800,000. The SPA transaction closed on December 31, 2009.  Prior to December 31, 2009, we conducted no mining operations.

Recent Developments

The assets purchased by MCOL in the MCOL Asset Purchase Agreement primarily consist of 21 mining licenses and alluvial mining dredge assets in Coco Hondo.  We expect to complete the final bill of sale with Coco Hondo in the second quarter of 2010 for the purchase of the San Pablo gold mine and one additional mining concession. During November 2009, Coco Hondo closed production at San Pablo in order to begin an exploration program to locate and prove reserves and at the same time upgrade aspects of the facility. This program is expected to take about a year. The Company expects San Pablo to produce sufficient gold to be profitable once it comes back on line.

We have all the environmental and mining licenses and permits required to operate the alluvial production unit in El Bagre known also as the Zaragoza Project issued by governmental authorities.  All environmental and mining licenses and permits required by the government to operate the San Pablo gold mine have previously been issued to Coco Hondo.

In order to develop new activities related to the existing licenses beyond the Zaragoza and San Pablo Projects we would need to secure all the environmental and mining permits for these new areas. In the case of working in areas where indigenous communities have legal rights, a consultation process is required in order to gain local governmental authorization to proceed with mining operations.

In February 2010, we decided to move forward with construction at the Zaragoza property in an effort to commence commercial production. Our decision was made based upon drilling data that we believe provides evidence of mineralized material in amounts sufficient to proceed with construction activities. We have commenced a feasibility study that would allow us to classify any of our mineralized material as proven or probable reserves, as those terms are defined by the SEC in Industry Guide 7, “Description of Property by Issuers Engaged or to Be Engaged in Significant Mining Operations.” The SEC definition of “reserve” is “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.”

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

In May 2010, MGOL announced the expansion of its drilling program on its Zaragoza Project in Colombia to 120 holes. In addition to the two churn drills that MGOL has been operating since February 2010, the drilling program has been expanded to include drilling with two CRS-V RotoSonic crawler drill rigs (“RotoSonics”) operated by two drill masters under contract with SonicSampDrill B.V. out of Giesbeek, Holland. In the first 12 days of drilling with the RotoSonics, they have significantly outperformed the churn drills in terms of speed and sample quality. As of April 30, 2010, 32 holes have been completed of which 18 were done by the RotoSonics.

The RotoSonic drills, which have been brought in to supplement the churn drills currently being used by MGOL, will greatly enhance MGOL’s ability to quickly test a large area for resource development. The industry standard churn drills average only six to eight meters of advance per day, while the RotoSonic drills are expected to obtain a production rate of more than 30 meters per day per drill. A RotoSonic drill produces a similar sample size as the churn drill and core recoveries appear acceptable for the resource estimate. Drill samples from the initial 10 churn drill holes and the first four RotoSonic drill holes have been sent to SGS Lakefield in Canada for analysis and it is anticipated the first results from the drill holes will be available in the second quarter 2010.

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

Our ability to demonstrate the existence of proven or probable reserves would require us to continue exploration drilling that demonstrates the existence of sufficient mineralized material and to complete a positive feasibility study. A feasibility study must demonstrate with reasonable certainty that the deposit can be legally and economically extracted and produced. At this time, the mineralized material identified by us should not be considered proven or probable mineral reserves. Additionally, the assumptions used by us in our decision to undertake construction of the Zaragoza property may prove to be inaccurate. Thus, we may never be able to recover sufficient mineralized material to become profitable.

Our current goal is to commence commercial production in 2010. Commercial production for our purposes is achieved when saleable minerals, beyond a de minimis amount, is achieved.

With the dramatic improvement in the political and economic climate in Colombia and the recent influx of foreign investment and activities, management feels that the political and socioeconomic environment is sufficiently secure to now deploy substantial capital towards exploring the Concessions, proving out the gold reserves and commencing mining operations at  the Zaragoza Project in 2010. Many major and junior mining companies are commencing to deploy substantial capital in Colombia as they have come to the same conclusion.

In May 2010, the Company announced the formation of a new joint venture into which MGOL and its joint venture partners have contributed 17,736 acres of mining contracts and mining claims near the town of Anorí in the Department of Antioquia, Colombia (the “Anorí Project”).

The Anorí Project is located approximately 175 km northeast of Medellín. The property sits immediately adjacent to a number of local artisanal gold mines with historical mineral showings. MGOL has identified five areas of anomalous gold mineralization on the property and recently compiled available geotechnical data on 1:20,000 scale maps, utilizing ARC-GIS software. Previous surface samples surrounding the town of Anorí returned gold assays ranging up to 112.45 g/t (grams gold per tonne) over 1.6 meters along strike from the adjacent La Constancia vein (a historical artisanal mine). Reported gold assay values yields for the other four anomalous areas ranged up to 39.03 g/t over 1.0 meters.

The Anorí Project consolidates the partners’ ownership of the mining concessions for more efficient capitalization and exploration. The partners consist of MGOL and its affiliate, Minatura International LLC (the “Majority Partners”), and several Colombian individuals and entities (the “Junior Partners”). The Junior Partners hold 14% ownership. The remaining 86% ownership will be allocated between the Majority Partners based on a third party evaluation of the relative values of the mining rights contributed by the Majority Partners (the “Evaluation”). The partners’ have retained the services of Watts, Griffis and McOuat (“WGM”), a geological and engineering consulting firm based in Toronto, Canada, to conduct the Evaluation, provide Quality Assurance/Quality Control services and to assist in establishing, managing, and supervising a comprehensive exploration program over the Anorí Project.

OVERVIEW

Since inception, we have relied on equity financing to fund our operations to date. As a result of the closing of the Restructured Transactions, our focus has been redirected to the gold mining industry in Colombia. Currently, none of our properties are in production, and consequently, we have not produced revenue or cash flow from the sale of minerals. We expect that our first alluvial mining dredge will become productive in 2010 which may help reduce some of the amount of outside investment needed.

We continue to refine our initial and ongoing capital requirements. As an exploration stage company, there is significant uncertainty in our estimates regarding both future costs and future revenue. We will require additional capital resources to complete our plans.

We are considered an exploration stage company since we have not demonstrated the existence of proven or probable reserves in accordance with certain regulatory requirements. In February 2010, we commenced our drilling program in the Zaragoza Project.  The drilling program is being conducted as part of the preparation of an NI 43-101 compliant mineral resource estimate and the SEC Industry Guide 7 report.

Results of Operations for the Three Months Ended March 31, 2010 and 2009.

Revenue

We did not generate any revenue for the three months ended March 31, 2010 or 2009, nor do we expect to until we commence production at one of our mining projects.

Costs and Expenses

Exploration costs incurred during the three months ended March 31, 2010 totaled $450,437 compared to zero in the prior year.  Exploration costs incurred by our Colombian mining operation acquired on December 31, 2009, primarily include consulting fees related to engineering and metallurgical studies, drilling and other related costs.

Consulting expenses totaled $259,319 during the three months ended March 31, 2010 as compared to zero in the prior year.  Consulting expenses incurred during the current period included stock-based compensation expense of $255,319 for the payment of consulting fees with shares of common stock.

General and administrative expenses increased to $552,553 during the three months ended March 31, 2010 as compared to $60 during 2009 period. The increase in the current year primarily reflects costs associated with growth of our operations, and the related additions of personnel, as reflected in the following increases:  business travel expense of $116,008, salaries and payroll tax expense of $249,509, rent expense of $43,101, marketing and promotion of $21,947 and other general and administrative expenses of $121,988.

Professional fees increased to $135,524 during the three months ended March 31, 2010 as compared to $36,869 in the prior year period.  The increase is primarily attributed to an increase in accounting and legal fees of $86,341 and $12,184, respectively.

We expect that our costs and expenses will continue to increase based on our available cash flow, the results of our exploration activities and the pace that we add personnel and consultants.

Other Income (expense)

Interest income increased to $19,421 during the quarter ended March 31, 2010 as compared to zero in the prior year, reflecting our lines of credit receivable entered into during the second quarter of 2009.

Interest expense increased to $13,531 during the three months ended March 31, 2010 as compared to zero in the prior year, primarily reflecting $11,300 of interest accrued on capital lease obligations as well as $1,760 of interest on amounts outstanding under our line of credit .

Gains on foreign currency transactions increased to $65,420 during the quarter ended March 31, 2010 as compared to zero in the prior year, reflecting the operations of our Colombian mining operation acquired on December 31, 2009.

Interest income will fluctuate based on our available cash balances. Our interest expense will change based on our level of borrowings and new debt financings we enter into. Foreign currency gains and losses will fluctuate based on the changes in exchange rates between the US Dollar, Colombian Pesos and the Euro.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future, we anticipate we will be able to provide necessary liquidity from the revenues generated from the sales of our mined gold.

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

Since inception, we have financed our cash flow requirements through the sale of common stock and issuance of debt. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations. Additionally, to the extent available, we anticipate obtaining additional financing to fund operations through equity offerings, joint venture partnering, debt issuances, working capital or project financing, or through the sale of certain assets.

Cash used in operating activities totaled $1,103,622 during the three months ended March 31, 2010 compared to cash used in operating activities of $18,660 during the three months ended March 31, 2009. The increase in cash used from operating activities in the current year period primarily reflects a net loss in the current year of $1,325,868 compared to a net loss in the prior year period of $36,929, partially offset by $255,319 of non-cash stock based consulting compensation.

Cash provided by investing activities totaled $576,262 during the three months ended March 31, 2010 compared to no investing activities during 2009. The change reflects the repayments of $1,461,773 under our line of credit receivable from a related party, partially offset by purchases of property and equipment of net asset purchase of $885,511.

Cash used in financing activities totaled $2,377,764 during the quarter ended March 31, 2010 compared to cash provided by financing activities of $10,000 during the quarter ended March 31, 2009.  The increase in cash used by financing activities in the current year period primarily reflects the retirement of the contract payable of $3,200,202 for assets purchased on December 31, 2009, partially offset by net proceeds from the sale of common stock of $829,650.

As of March 31, 2010, we continue to use traditional equity and/or debt financing to provide the capital we need to run the business. Our line of credit of $135,060, plus interest, is currently due in June 2010. The current burn rate approximates $500,000 per month, depending on the stage of exploration work being done and excludes any equipment purchases. This also does not include canon payments (mining license fees) that come due from time to time and vary depending on the size of the parcels covered in the license. It is expected that the first alluvial mining dredge will become productive during 2010 thus providing us with gold production which will reduce some of our need for outside financing. However, this reduction is not assured, thus we will continue to explore various financing opportunities.

Further development of existing mining concessions will require significant additional investment capital, environmental permitting, infrastructure and equipment. As a result of the closing of the MINTL Securities Purchase Agreement, we received $3,800,000 in additional funding from what is now its majority stockholder, MINTL.

During February 2010, we offered a private placement stock sale under the provisions of Regulation D promulgated under the Securities Act of 1933. The private placement consists of up to $5,000,000, consisting of 1,000,000 shares at $5.00 per share, with minimum subscriptions of $50,000 (10,000 Shares) from any one investor.  We will utilize the proceeds of this private placement to acquire mining interests, exploration activities and general working capital purposes.  The offering was extended until May 31, 2010. As of May 4, 2010, we have received $1,008,000 through this private placement common stock offering.

We are also considering certain joint venture partnerships to provide development of our mining operations. These joint venture agreements would generally require us to provide a license or mining rights to the joint venture and the other joint venture partner would providing the necessary capital and/or expertise to develop a mining parcel. Profits would be split on a pre-defined pro rata basis. Such arrangements may involve MINTL as one of the partners with the assignment of mining operations contracts to us.

Satisfaction of our cash obligations for the next 12 months

Since inception, we have financed cash flow requirements through debt financing and the issuance of common stock for cash and services. Our plan for satisfying our cash requirements for the next twelve months is through additional sales of our common stock, debt borrowings, third-party and joint venture financing, working capital and project financing, possible asset sales or licensing, traditional bank financing, and possibly income generated from the sales of our anticipated gold production. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion, and may consider additional equity or debt financing or credit facilities.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements and do not anticipate entering into any such arrangements in the foreseeable future.

Recent Changes in Management

In January 2010, the Company appointed Tod M. Turley as Chief Operating Officer. In March 2010, Mr. McVey resigned as a Director and the Board of Directors appointed Mr. Turley as Secretary, Treasurer and a Director of the Company. In April 2010, Thomas J. Manz was appointed to serve as the Company’s Chairman of the Board of Directors.  Also in April 2010, the Company appointed John M. Philpott to serve as its Chief Financial Officer, Treasurer and Assistant Secretary.

Forward-Looking Information

This report and other documents filed with the Securities and Exchange Commission (SEC) may contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “would,” “should,” “could” or “may.” Forward-looking statements provide management’s current expectations or predictions of future conditions, events or results. They may include projections of revenues, income, earnings per share, capital expenditures, dividends, liquidity, capital structure or other financial items, descriptions of management’s plans or objectives for future operations, products or services, or descriptions of assumptions underlying any of the above. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date made and management does not undertake to update them to reflect changes or events occurring after that date except as required by federal securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risks from those reported at December 31, 2009 in our Annual Report on Form 10-K/A.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Paul R. Dias, our Principal Executive Officer, and John M. Philpott, our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on their evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Dias, our Principal Executive Officer, and Mr. Philpott, our Principal Accounting Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those reported at December 31, 2009 in our Annual Report on Form 10-K/A.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter ended March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2010, the Company sold a total of 166,600 shares of our restricted common stock to 10 accredited investors for a total purchase price of $833,000 all of which was paid in cash. The Company believes that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. The Company reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with Company management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Subsequent Sales of Unregistered Securities

During April 2010, the Company sold a total of 35,000 shares of our restricted common stock to 2 accredited investors for a total purchase price of $175,000 all of which was paid in cash. The Company believes that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make an investment decision, including the financial statements and 34 Act reports. The Company reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of his investment. The recipients had the opportunity to speak with Company management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger between Minatura Gold, Inc., Boatatopia Sub Corp and Gold Resource Partners, LLC, dated June 17, 2009.		8-K		2.1	6/23/09
2.2	Membership Purchase Agreement between Minatura Gold, Gold Venture 2008, LLC and Flat Holdings, LLC, dated June 12, 2009.		8-K		2.2	7/28/09
3(i)(a)	Articles of Incorporation of Boatatopia		SB-2		3(i)(a)	2/14/07
3(i)(b)	Amended and Restated Articles of Incorporation, dated March 27, 2009.		8-K		3(i)(d)	3/30/09
3(ii)(a)	Bylaws of Boatatopia.		SB-2		3(ii)(a)	2/14/07
3(ii)(b)	Amended and Restated Bylaws dated March 30, 2009.		8-K		3(ii)(b)	3/30/09
10.1	Asset Purchase Agreement between Minatura Colombia SAS, and Minatura International LLC dated November 24, 2009		8-K		10.1	12/10/09
10.2	Securities Purchase Agreement with Minatura International LLC dated November 24, 2009		8-K		10.2	12/10/09
10.3	Addendum to June 12, 2009 Acquisition Agreement and Plan of Merger with Gold Resource Partners, LLC and Boatatopia Sub Co. dated November 24, 2009		8-K		10.3	12/10/09
10.4	Addendum to June 12th, 2009 Membership Purchase Agreement and Plan of Reorganization with Gold Ventures 2008, LLC and Flat Holdings, LLC dated November 24, 2009		8-K		10.4	12/10/09
10.5	Addendum to Securities Purchase Agreement dated November 24, 2009 – Dated December 31, 2009		8-K		10.5	1/12/10
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	X
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINATURA GOLD

By:/S/ John M. Philpott
       John M. Philpott, Chief Financial Officer

Date: May 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Paul R. Dias		May 17, 2010
Paul R. Dias	Director, President, Chief Executive Officer (Principal Executive Officer)

/S/ John M. Philpott		May 17, 2010
John M. Philpott	Chief Financial Officer, Treasurer
Secretary, and Principal Accounting Officer